Form 10-Q
period 2025-09-30
TRANSACT TECHNOLOGIES INC
filed 2025-11-13
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025
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

As of October 31, 2025, the number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, was 10,112,585.

TRANSACT TECHNOLOGIES INCORPORATED

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2025	December 31, 2024
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$20,041	$14,394
Accounts receivable, net of allowance for expected credit losses of $476 and $474	5,839	6,507
Inventories	11,735	16,161
Prepaid income taxes	430	401
Other current assets	1,111	899
Total current assets	39,156	38,362

Fixed assets, net of accumulated depreciation of $19,950 and $19,468	1,389	1,818
Right-of-use assets, net of accumulated amortization of $2,539 and $1,796	419	1,141
Goodwill	2,621	2,621
Intangible assets, net of accumulated amortization of $1,606 and $1,606	1,352	–
Other assets	46	92
	5,827	5,672
Total assets	$44,983	$44,034

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$3,000	$3,000
Accounts payable	3,703	4,569
Accrued liabilities	4,543	3,253
Lease liabilities	437	955
Deferred revenue	1,143	1,107
Total current liabilities	12,826	12,884

Deferred revenue, net of current portion	343	246
Lease liabilities, net of current portion	–	231
Other liabilities	36	40
	379	517
Total liabilities	13,205	13,401

Commitments and contingencies (see Notes 5 and 8)

Shareholders’ Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 14,157,427 and 14,068,049 shares issued, respectively; 10,112,585 and 10,023,207 shares outstanding, respectively	141	141
Additional paid-in capital	59,357	58,141
Retained earnings	4,406	4,515
Accumulated other comprehensive loss, net of tax	(16)	(54)
Treasury stock, at cost (4,044,842 shares)	(32,110)	(32,110)
Total shareholders’ equity	31,778	30,633
Total liabilities and shareholders’ equity	$44,983	$44,034

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)

Net sales	$13,176	$10,867	$40,027	$33,153
Cost of sales	6,620	5,640	20,460	16,192
Gross profit	6,556	5,227	19,567	16,961

Operating expenses:
Engineering, design and product development	1,656	1,640	5,016	5,405
Selling and marketing	2,091	1,880	6,279	6,160
General and administrative	2,795	2,544	8,531	7,972
	6,542	6,064	19,826	19,537

Operating income (loss)	14	(837)	(259)	(2,576)
Interest and other income (expense):
Interest, net	61	42	123	116
Other, net	(35)	96	143	43
	26	138	266	159

Income (loss) before income taxes	40	(699)	7	(2,417)
Income tax (expense) benefit	(25)	148	(116)	511
Net income (loss)	$15	$(551)	$(109)	$(1,906)

Net income (loss) per common share:
Basic	$0.00	$(0.06)	$(0.01)	$(0.19)
Diluted	$0.00	$(0.06)	$(0.01)	$(0.19)

Shares used in per-share calculation:
Basic	10,103	10,006	10,077	9,992
Diluted	10,157	10,006	10,077	9,992

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)

Net income (loss)	$15	$(551)	$(109)	$(1,906)
Foreign currency translation adjustment, net of tax	(15)	47	38	43
Comprehensive income (loss)	$–	$(504)	$(71)	$(1,863)

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net loss	$(109)	$(1,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	1,300	873
Depreciation and amortization	507	844
Deferred income taxes	–	(739)
Unrealized foreign currency transaction gains	(242)	(43)
Changes in operating assets and liabilities:
Accounts receivable	710	2,455
Inventories	4,553	1,033
Prepaid income taxes	(9)	(391)
Other current and long-term assets	(187)	(247)
Accounts payable	(847)	(1,199)
Accrued liabilities and other liabilities	1,388	(1,207)
Net cash provided by (used in) operating activities	7,064	(527)

Cash flows from investing activities:
Capital expenditures	(89)	(311)
Capitalized software development costs	(1,352)	–
Net cash used in investing activities	(1,441)	(311)

Cash flows from financing activities:
Withholding taxes paid on stock issuances	(84)	(71)
Net cash used in financing activities	(84)	(71)

Effect of exchange rate changes on cash and cash equivalents	108	(69)

Increase (decrease) in cash and cash equivalents	5,647	(978)
Cash and cash equivalents, beginning of period	14,394	12,321
Cash and cash equivalents, end of period	$20,041	$11,343

Supplemental schedule of non-cash investing and financing activities:
Non-cash capital expenditure items	$1	$22
Right of use asset obtained in exchange for new operating lease liabilities	$–	$465

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Equity beginning balance	$31,285	$38,528	$30,633	$39,414

Common stock
Balance, beginning of period	141	140	141	140
Issuance of common stock from restricted stock units	–	1	–	1
Balance, end of period	141	141	141	141

Additional paid-in capital
Balance, beginning of period	58,864	57,528	58,141	57,055
Share-based compensation expense	527	329	1,300	873
Relinquishment of stock awards to pay for withholding taxes	(34)	–	(84)	(71)
Balance, end of period	59,357	57,857	59,357	57,857

Retained earnings
Balance, beginning of period	4,391	13,023	4,515	14,378
Net income (loss)	15	(551)	(109)	(1,906)
Balance, end of period	4,406	12,472	4,406	12,472

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(1)	(53)	(54)	(49)
Foreign currency translation adjustment, net of tax	(15)	47	38	43
Balance, end of period	(16)	(6)	(16)	(6)

Equity ending balance	$31,778	$38,354	$31,778	$38,354

Supplemental share information
Issuance of shares from stock awards	25	12	109	62
Relinquishment of stock awards to pay withholding taxes	4	–	20	11

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Use of assumptions and estimates

Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the unaudited Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, tariffs and other trade restrictions, interest rates, capital expenditures and other operating costs.

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

Recently issued accounting pronouncements:
On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.   This ASU requires the use of consistent categories and greater disaggregation in tax rate reconciliations and income taxes paid disclosures.  These amendments are effective for fiscal years beginning after December 15, 2024.  These income tax disclosure requirements can be applied either prospectively or retrospectively to all periods presented in the financial statements.  We have assessed the impact of adopting this standard and outside of enhanced disclosures, this adoption will not have a material impact on our Consolidated Financial Statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326).  This amendment provides certain entities with an additional practical expedient election for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions under Accounting Standards Codification (“ASC”) Topic 606; Revenue from Contracts with Customers (“ASC Topic 606”). This includes assets acquired in business combinations or through consolidation of VIEs that are not a business if those assets arose from transactions that the acquiree or variable interest entity accounted for under ASC Topic 606.  We are currently evaluating the impact of adopting this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

Other new accounting pronouncements issued, but not effective until after September 30, 2025, did not have, and are not expected to have, a material impact on our financial position, results of operations or liquidity.

3. Revenue

We account for revenue in accordance with ASC Topic 606.

Disaggregation of revenue

The following tables disaggregate our revenue by market type, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	September 30,
	2025			2024
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$4,531	$310	$4,841	$3,982	$339	$4,321
POS automation	399	–	399	1,148	–	1,148
Casino and gaming	4,897	2,247	7,144	2,757	1,777	4,534
Transact Services Group	609	183	792	707	157	864
Total net sales	$10,436	$2,740	$13,176	$8,594	$2,273	$10,867

Index
	Nine Months Ended
	September 30,
	2025			2024
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$13,507	$1,003	$14,510	$10,784	$1,015	$11,799
POS automation	1,602	5	1,607	2,950	–	2,950
Casino and gaming	15,678	5,814	21,492	9,173	6,416	15,589
TransAct Services Group	1,877	541	2,418	2,271	544	2,815
Total net sales	$32,664	$7,363	$40,027	$25,178	$7,975	$33,153

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications and is recognized as revenue as (or when) we perform under the contract.  For the nine months ended September 30, 2025, we recognized revenue of $1.0 million related to our contract liabilities at December 31, 2024. Total net contract liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Unbilled receivables, current	$41	$106
Unbilled receivables, net of current portion	4	32
Customer pre-payments	(34)	(164)
Deferred revenue, current	(1,143)	(1,107)
Deferred revenue, net of current portion	(343)	(246)
Total net contract liabilities	$(1,475)	$(1,379)

Remaining performance obligations
Remaining performance obligations (“RPOs”) represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of September 30, 2025, the aggregate amount of transaction prices allocated to RPOs was $3.7 million.  The Company expects to recognize revenue of $3.4 million of its RPOs within the next 12 months following September 30, 2025, an additional $0.2 million within the next 24 months following September 30, 2025 and the balance of these RPOs within the next 36 months following September 30, 2025.

4. Inventories

The components of inventories were:

	September 30, 2025	December 31, 2024
	(In thousands)

Raw materials and purchased component parts	$5,754	$8,413
Finished goods	5,981	7,748
	$11,735	$16,161

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

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through September 30, 2025.

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

As of September 30, 2025, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at an interest rate of 9.00%. We had $4.8 million of net borrowing capacity available under the Siena Credit Facility at September 30, 2025.

6. Segment reporting

We apply the provisions of ASC Topic 280, Segment Reporting.  We view our operations and manage our business as one segment: the design, development, and marketing of software-driven technology and printing solutions for large and emerging markets, and the provision of related services, supplies and spare parts.  Factors used to identify TransAct’s single operating segment include the similar design, construction and functionality of our products and services, the combined research & development team that supports the entire company, a combined assembly, production and supply chain logistics process used to construct our products and services and a similar class of customers within our core markets (distributors, resellers, original equipment manufacturers (“OEMs”) and end users).

Other factors used to identify TransAct’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker (“CODM”) in making decisions about how to allocate resources and assess performance.  The Company’s CODM, who are the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, utilize a consolidated approach to assess the performance of and allocate resources to the business.

We generally use measures of sales, gross margin percentage, net income, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA to make operational and strategic decisions.  These financial measures are compared to budgeted and forecasted amounts by the CODM on a regular basis to measure our progress towards our strategic plans, pursue product enhancements, conduct research and development initiatives and make any other necessary overall strategic changes to the business. We disclose these non-GAAP segment results because we believe they provide meaningful supplemental information and are used by the CODM in making decisions about how to allocate resources and assess performance.

We are currently dependent upon one manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals. The majority of raw components used in the manufacturing and assembly of our printers and terminals are sourced locally in Thailand, and to a lesser extent, from other countries in the region, including China.

Index
The following table provides the operating financial results of our segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Revenues	$13,176	$10,867	$40,027	$33,153

Cost of materials sold	4,623	4,161	14,790	11,217
Compensation costs	5,100	4,506	15,423	14,207
Professional services	846	828	2,697	2,755
Occupancy costs	374	383	1,106	1,114
Marketing expenses	192	205	668	785
IT expenses	339	325	986	941
Severance expenses	–	5	8	75
Depreciation and amortization	163	208	507	844
Other segment expenses (1)	1,525	1,083	4,101	3,791
	13,162	11,704	40,286	35,729
Operating income (loss)	14	(837)	(259)	(2,576)

Interest income	147	122	380	355
Interest expense	(86)	(80)	(257)	(239)
Other, net	(35)	96	143	43
Income tax (expense) benefit	(25)	148	(116)	511
Net income (loss)	$15	$(551)	$(109)	$(1,906)

(1)	Other segment expenses included in segment net income (loss) primarily include other cost of goods sold, other administrative costs and engineering costs.

A reconciliation of net income (loss) to EBITDA and adjusted EBITDA follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$15	$(551)	$(109)	$(1,906)
Interest income, net	(61)	(42)	(123)	(116)
Income tax expense (benefit)	25	(148)	116	(511)
Depreciation and amortization	163	208	507	844
EBITDA	142	(533)	391	(1,689)

Share-based compensation	527	329	1,300	873

Adjusted EBITDA	$669	$(204)	$1,691	$(816)

Index
7. Earnings per share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income (loss)	$15	$(551)	$(109)	$(1,906)

Shares:
Basic: Weighted average common shares outstanding	10,103	10,006	10,077	9,992
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	54	–	–	–
Diluted: Weighted average common and common equivalent shares outstanding	10,157	10,006	10,077	9,992

Net income (loss) per common share:
Basic	$0.00	$(0.06)	$(0.01)	$(0.19)
Diluted	$0.00	$(0.06)	$(0.01)	$(0.19)

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

There were 1.6 million of anti-dilutive stock awards excluded from the computation of earnings per share for both of the quarters ended September 30, 2025 and 2024, and 1.8 million and 1.5 million of anti-dilutive stock awards excluded from the computation of earnings per diluted share for the nine months ended September 30, 2025 and 2024, respectively.

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

Operating lease expense for the nine months ended September 30, 2025 and 2024 was $778 thousand and $759 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.  Operating lease expenses include short-term lease costs, which were immaterial for the periods presented.

Index
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine Months Ended,
	September 30,
	2025	2024
Operating cash outflows from leases	$803	$767

The following summarizes additional information related to our leases as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	0.6	1.2
Weighted average discount rate	8.8%	7.7%

The maturity of the Company’s operating lease liabilities as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
2025	$214	$1,014
2026	238	237
Total undiscounted lease payments	452	1,251
Less imputed interest	15	65
Total lease liabilities	$437	$1,186

9. Income taxes

We recorded income tax expense in the third quarter of 2025 of $25 thousand at an effective tax rate of 62.5% compared to an income tax benefit in the third quarter of 2024 of $148 thousand at an effective tax rate of (21.2%). For the nine months ended September 30, 2025, we recorded income tax expense of $116 thousand (on pre-tax income of $7 thousand) compared to an income tax benefit of $511 thousand at an effective rate of (21.1%) for the nine months ended September 30, 2024.

The effective tax rates for the third quarter of 2025 and the nine months ended September 30, 2025 were unusually high because (1) pre-tax income was at near-breakeven levels of $40 thousand and $7 thousand, respectively, and (2) tax expense only included taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States. As discussed below, we provided for a full valuation allowance against our U.S. deferred taxes in the fourth quarter of 2024 and continue to believe this allowance is required as of September 30, 2025.  As such, the Company has not recorded any U.S. federal tax expense associated with pre-tax income recorded in the third quarter of 2025 and the nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, we had $8.4 million and $8.1 million, respectively, of valuation allowance against our net deferred income tax assets in multiple global tax jurisdictions.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.  In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, income from tax planning strategies, as well as all available positive and negative evidence.  Positive evidence includes factors such as a history of profitable operations and projections of future profitability within the carryforward period, including any potential tax planning strategies.  Negative evidence includes items such as cumulative losses and projections of future losses.  Upon changes in facts and circumstances, management may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realized, resulting in a charge to establish a valuation allowance.  Existing valuation allowances are re-examined on a quarterly basis under the same standards of positive and negative evidence.

Index
In the fourth quarter of 2024, TransAct recognized a $7.3 million discrete income tax charge for a valuation allowance on the full value of the net deferred tax assets in the United States.  These deferred tax assets have varying lives (for federal net operating losses, state net operating losses and capitalized R&D expenses). The need for this valuation allowance has been assessed as of September 30, 2025 and management continues to believe that the negative evidence, as discussed above, continues to support our valuation allowance.

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

10. Subsequent events

On October 26, 2025, the U.S. government and Thai government issued a joint statement announcing a Framework for an Agreement on Reciprocal Trade, pursuant to which, among other things, the U.S. has agreed to maintain a tariff of 19% on goods imported from Thailand, as set forth in Executive Order 14257 issued April 2, 2025, as amended, with certain products eventually to be identified for a 0% tariff rate. See further discussion of tariffs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
On November 3, 2025, we entered into an amendment to modify the square footage and expiration date of our lease on our Hamden, Connecticut facility. The lease, which was last amended on April 30, 2021, was scheduled to expire on October 31, 2025. This lease amendment, which was effective on November 1, 2025, modified the expiration date of the lease to December 31, 2029 and reduced the leased square footage from 11,075 square feet to 3,630 square feet.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “plan,” “predict,” “design” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

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

•	increased product costs or reduced customer demand for our products in the United States or abroad, including as a result of trade wars, tariffs or other trade actions;
•	our ability to successfully develop new products that garner customer acceptance and generate sales, both domestically and internationally, in the face of substantial competition;
•
our ability to achieve the anticipated benefits of our acquisition of a licensed copy of the source code for the BOHA! software and risks to our reputation and business relating to the source code transition;

•	any system outages, interruptions or other disruptions to our software applications, including as a result of unexpected errors or mistakes in connection with over-the-air updates;
•	our ability to successfully grow our business in the food service technology market;
•	renewal rates for our subscription-based products;
•	risks associated with the pursuit of strategic initiatives and business growth;
•	our dependence on a single contract manufacturer for the assembly of a large portion of our products in Asia;
•	our dependence on significant suppliers;
•	our ability to recruit and retain quality employees;
•	our dependence on third parties for sales outside the United States;
•	marketplace acceptance of new products;
•	risks associated with foreign operations;
•
the imposition of additional duties, tariffs, quotas, taxes, trade barriers, capital flow restrictions and other charges on imports and exports by the United States or the governments of the countries in which we or our manufacturers and suppliers operate;

•	political and policy uncertainties, and any adverse economic impacts resulting from such uncertainties;
•	our ability to protect intellectual property;
•	exchange rate fluctuations;
•	the availability of needed financing on acceptable terms or at all;
•	volatility of, and decreases in, trading prices of our common stock; and
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

Index
Overview
TransAct is a global leader in developing and selling software-driven technology and printing solutions for large and emerging markets including food service technology (“FST”), point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL®, and Ithaca® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! hardware solutions and companion branded suite of cloud-based applications. The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment: the design, development, and marketing of software-driven technology and printing solutions for large and emerging markets, and the provision of related services, supplies and spare parts.  The Company’s chief operating decision maker, consisting of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, utilizes a consolidated approach to assess the performance of, and allocate resources to, the business.  Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.

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
Current Business and Economic Trends
After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and during the year ended December 31, 2024.  As of September 30, 2025, we believe all significant domestic customers have been able to sell through their on-hand inventory and have resumed ordering again. As a result, we have seen a return to more normalized casino and gaming sales levels during the first nine months of 2025.  However, we continue to monitor the potential impact of macroeconomic factors as well as any price increases resulting from recent tariff actions on casino and gaming sales levels.

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

Index
On July 30, 2025, the U.S. government announced that an agreement was made with Thailand to establish a U.S. tariff of 19% on goods imported from Thailand, effective August 7, 2025.  On October 26, 2025, the U.S. government and Thai government issued a joint statement announcing a Framework for an Agreement on Reciprocal Trade, pursuant to which, among other things, the U.S. has agreed to maintain a tariff of 19% on goods imported from Thailand, as set forth in Executive Order 14257 issued April 2, 2025, as amended, with certain products eventually to be identified for a 0% tariff rate.
These tariffs impact certain goods that are assembled and imported into the United States from our manufacturer in Thailand.  The majority of raw components used in the manufacturing and assembly of our printers and terminals are sourced locally in Thailand, and to a lesser extent, from other countries in the region, including China. As a result, we currently have a limited ability to mitigate the expected impact of tariffs on goods sold into the United States through alternative sourcing or manufacturing. We currently mitigate these tariffs by raising prices to customers, but there can be no assurance that we will be able to pass on all tariff costs to customers via price increases.
While tariffs did not materially impact our net income for the third quarter of 2025 and the first nine months of 2025, we expect the 19% tariff will impact our financial results going forward.  There can be no assurance that future price increases and other mitigation efforts will be successful in offsetting future tariffs.  In addition, it is uncertain whether other countries will continue to seek further negotiations or retaliate as future developments occur, or whether the U.S. government will reconsider or adjust tariffs based upon continued future negotiations, or grant further exemptions, and what types of products will be eligible for such exemptions, if granted. The Company continues to monitor the rapidly evolving and uncertain tariff and global trade environment and the potential impacts to its Consolidated Financial Statements.
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
Balance Sheet, Cash Flow and Liquidity

We began a cost reduction initiative in the second quarter of 2024 focused largely on reducing employee headcount and other external third-party resources. Savings from this initiative were realized beginning in the third quarter of 2024 and are expected to be approximately $2 million on an annualized basis. We expect these savings to continue to be realized in fiscal 2025. However, we expect these operating expense savings in 2025 will be more than offset by typical annual inflationary and cost of living increases as well as higher incentive and share-based compensation expected from improved results compared to 2024. Our cash flow and liquidity also benefited during the first nine months of 2025 from a successful inventory reduction initiative which reduced our inventory levels by approximately $4.4 million from December 31, 2024 to September 30, 2025. We do not expect any further reduction in our inventory level for the fourth quarter of 2025.

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

Index
Results of Operations: Three months ended September 30, 2025 compared to three months ended September 30, 2024

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
FST	$4,841	36.8%	$4,321	39.7%	$520	12.0%
POS automation	399	3.0%	1,148	10.6%	(749)	(65.2%)
Casino and gaming	7,144	54.2%	4,534	41.7%	2,610	57.6%
TSG	792	6.0%	864	8.0%	(72)	(8.3%)
	$13,176	100.0%	$10,867	100.0%	$2,309	21.2%

International *	$2,740	20.8%	$2,273	20.9%	$467	20.5%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the third quarter of 2025 increased $2.3 million, or 21%, compared to the third quarter of 2024.  Printer, terminal and other hardware unit sales volume increased 18% to approximately 24,300 units, due primarily to a 60% unit sales volume increase in the casino and gaming market, offset by a 29% unit sales volume decrease in FST hardware and a 65% decrease in unit sales volume in the POS automation market. For more information about the sales volume changes described above, please refer to the results of operations for each of our markets discussed further below.  The average selling price of our printers, terminals and other hardware was up 9% in the third quarter of 2025 compared to the third quarter of 2024, due to normal inflationary increases and increased costs resulting from U.S. tariffs imposed on our products assembled in Thailand, which have been passed on to our customers. FST software, labels and other recurring revenue increased $382 thousand, or 13%, in the third quarter of 2025 compared to the third quarter of 2024.

International sales for the third quarter of 2025 increased $467 thousand, or 21%, from the same period in 2024 due primarily to increased sales in our casino and gaming market.

Food service technology. Our primary offering in the FST market is our line of BOHA! products. The BOHA! solution combines our latest generation terminal or workstation, which includes one or two printers, with our BOHA! labeling, timers, and media software.  In addition, customers may individually purchase cloud-based software applications for our Terminal or WorkStation. These applications can be integrated with separate mobile devices into a solution to automate back-of-house operations in restaurants, convenience stores and food service operations. The additional software offering of BOHA! consists of a variety of individually purchased software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for temperature monitoring, temperature taking and checklists and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as tablets, temperature sensors and gateways. The BOHA! Terminal and the more recently launched Terminal 2 combine an operating system and hardware components in a single touchscreen device with one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminal, Terminal 2 and WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved touchscreen functions are available on the device and to allow over-the-air updates to the operating system. BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants (“QSRs”), convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.

Index
Sales of our worldwide FST solutions for the three months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
Domestic	$4,531	93.6%	$3,982	92.2%	$549	13.8%
International	310	6.4%	339	7.8%	(29)	(8.6%)
	$4,841	100.0%	$4,321	100.0%	$520	12.0%

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
Hardware	$1,587	32.8%	$1,449	33.5%	$138	9.5%
Software, labels and other recurring revenue	3,254	67.2%	2,872	66.5%	382	13.3%
	$4,841	100.0%	$4,321	100.0%	$520	12.0%

The increase in food service technology sales in the third quarter of 2025 compared to the third quarter of 2024 was primarily driven by an increase of label sales of $0.4 million, or 18% combined with an increase in hardware sales of 10%. Hardware sales were strong in the third quarter of 2025, up 10% compared to the third quarter of 2024 due largely to higher sales of our new BOHA! Terminal 2 to two large existing customers (BOHA! Terminal 2 sales were up 49% in the third quarter of 2025 compared to the third quarter of 2024), partially offset by lower sales of BOHA! Terminal 1, WorkStations and other BOHA! hardware. FST software, labels and other recurring revenue increased 13% compared to the prior year period due primarily to higher label sales to three existing customers.

We expect total FST revenue for the fourth quarter of 2025 to be higher than the equivalent period of 2024 as we continue to focus on growing our installed base of terminals and the related recurring revenue (primarily the sale of BOHA! labels and subscription software revenue from our labeling software application).

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

Sales of our worldwide POS automation products for the three months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
Domestic	$399	100.0%	$1,148	100.0%	$(749)	(65.2%)
International	–	–	–	–	–	–
	$399	100.0%	$1,148	100.0%	$(749)	(65.2%)

The 65% decline in POS automation sales in the third quarter of 2025 compared to the third quarter of 2024 was largely due to competitive pressure that has resulted in a decreased level of sales as well as a reduction in our average selling prices.

We expect POS automation sales for the fourth quarter of 2025 to remain at approximately the same level as the third quarter of 2025 as we expect to continue to experience competitive pressure in this market.

Index
Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks, charitable gaming establishments and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution, currently sold both directly and through certain casino system providers on a subscription basis, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. Sales of our worldwide casino and gaming products for the three months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
Domestic	$4,897	68.5%	$2,757	60.8%	$2,140	77.6%
International	2,247	31.5%	1,777	39.2%	470	26.4%
	$7,144	100.0%	$4,534	100.0%	$2,610	57.6%

Domestic sales of our casino and gaming products for the third quarter of 2025 increased by $2.1 million, or 78%, compared to the third quarter of 2024. Sales for the third quarter of 2024 were negatively impacted as many of our customers had accumulated higher-than-normal levels of inventory of our product as a hedge during the worldwide supply chain crisis during 2022 and 2023. As a result, during 2024, we experienced a significant slowdown in their order and shipment rates as they worked through this excess inventory. Sales increased during the third quarter of 2025 compared to the third quarter of 2024 as most of our major casino and gaming customers had worked through their on-hand inventory by the first quarter of 2025 and were ordering at normalized levels in the third quarter of 2025. In addition, sales in the third quarter of 2025 benefitted from sales of our casino printer to a new customer ($2.3 million) compared to no sales to this customer in the third quarter of 2024. However, we believe this customer is now in an overstock position awaiting jurisdictional approvals to install new gaming machines. As a result, we do not expect a significant level of sales to this customer in the fourth quarter of 2025, but do expect this new customer to resume purchasing again in 2026. In addition, our domestic OEM customers have indicated slowing demand in the fourth quarter of 2025. As a result of these factors, we expect our domestic casino and gaming sales to be lower in the fourth quarter of 2025 compared to the third quarter of 2025.

Our international casino and gaming sales were up 26% in the third quarter of 2025 compared to the third quarter of 2024 as most of our international casino and gaming customers had worked through their on-hand inventory and were ordering at normalized levels in the third quarter of 2025.

TransAct Services Group: Revenue generated by TSG includes sales of POS receipt paper for non-FST legacy products, replacement parts and accessories, maintenance and repair services and shipping and handling charges. Sales in our worldwide TSG market for the three months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
Domestic	$609	76.9%	$707	81.8%	$(98)	(13.9%)
International	183	23.1%	157	18.2%	26	16.6%
	$792	100.0%	$864	100.0%	$(72)	(8.3%)

The decrease in domestic revenue from TSG of $0.1 million for the third quarter of 2025 as compared to the third quarter of 2024 was due largely to lower sales of legacy spare parts and accessories for lottery printers (down $133 thousand in the third quarter of 2025 compared to the third quarter of 2024), partially offset by increased shipping revenues (up $67 thousand in the third quarter of 2025 compared to the third quarter of 2024). An increase in sales of spare parts and accessories to international customers drove the modest increase of $26 thousand of international sales for the third quarter of 2025 as compared to the third quarter of 2024.

We expect TSG sales to be somewhat lower for the fourth quarter of 2025 compared to the same period in 2024 as we expect to cease selling all our remaining legacy consumable products by the end of 2025.

Index
Gross Profit. Gross profit information for the three months ended September 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$6,556	$5,227	25.4%	49.8%	48.1%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! products and royalty payments to third parties, including to the third-party licensor of our food service technology software products (prior to the purchase of a perpetual license to a copy of the BOHA! source code in August 2025). In the third quarter of 2025, gross profit increased $1.3 million, or 25% on 21% higher overall sales, and gross margin improved 170 basis points to 50% due largely to higher overall sales as well as higher sales of casino and gaming products which carry higher average margins than our other products.

We expect gross margin for the fourth quarter 2025 to continue to be in the mid-to high-40% range.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the three months ended September 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$1,656	$1,640	1.0%	12.6%	15.1%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those payments to the third-party licensor of our food service technology software products).  Engineering, design and product development expenses increased $16 thousand, or 1%, for the third quarter of 2025 compared to the third quarter of 2024 due to higher incentive compensation as a result of improved financial results in 2025 compared to 2024, largely offset by a reduction of contracted software development expenses.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the three months ended September 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$2,091	$1,880	11.2%	15.9%	17.3%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce, other promotional marketing expenses and outsourced go-to-market consulting services. Selling and marketing expenses increased $211 thousand, or 11%, in the third quarter of 2025 compared to the third quarter of 2024 due largely to higher sales commissions and incentive compensation on higher sales (particularly casino and gaming sales which were up 58%) and to a lesser extent, higher costs related to programs to further improve the Company’s go-to-market strategy.

Index
Operating Expenses - General and Administrative. General and administrative expense information for the three months ended September 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales – 2024
$2,795	$2,544	9.9%	21.2%	23.4%

General and administrative expenses primarily include salaries, incentive and share-based compensation, and other payroll-related expenses for our executive, accounting, human resources, corporate development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses increased $251 thousand, or 10%, for the third quarter of 2025 compared to the third quarter of 2024.  This increase was driven largely by higher incentive and share-based compensation expense due to improved financial results as well as estimated better performance against targets in 2025 compared to 2024.

Operating Income (Loss). Operating income (loss) for the three months ended September 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales – 2025	Total Sales – 2024
$14	$(837)	101.7%	0.1%	(7.7%)

We had operating income of $14 thousand in the third quarter of 2025 compared to an operating loss of $837 thousand in the third quarter of 2024 due largely to a 21% increase in sales and a resulting $1.3 million increase in gross profit, partially offset by an increase in operating expenses of $478 thousand, or 8%, as discussed above.

Interest, net. We recorded net interest income of $61 thousand in the third quarter of 2025 compared to $42 thousand in the third quarter of 2024.  We earned more interest income on increased levels of invested cash in the third quarter of 2025 compared to the third quarter of 2024.  We maintained the required minimum outstanding borrowings under our credit facility of $3 million and $2.25 million during the third quarter of 2025 and 2024, respectively.  See Note 5, Borrowings to the accompanying condensed consolidated financial statements for more information regarding the Company’s credit facility.

Other, net. Other, net primarily includes foreign exchange gains and losses incurred by our UK subsidiary. For the third quarter of 2025 we recognized $35 thousand of foreign exchange losses compared to $96 thousand foreign exchange gains for the third quarter of 2024.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded income tax expense in the third quarter of 2025 of $25 thousand at an effective tax rate of 62.5% compared to an income tax benefit in the third quarter of 2024 of $148 thousand at an effective tax rate of (21.2%). The effective tax rate for the third quarter of 2025 was unusually high due to (1) a near-breakeven level of pre-tax income of $40 thousand and (2) tax expense only included taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States. As previously discussed in Note 9, Income Taxes, to the accompanying condensed consolidated financial statements, we provided for a full valuation allowance against our U.S. deferred taxes in the fourth quarter of 2024 and continue to believe this allowance is required as of September 30, 2025. As such, the Company has not recorded any U.S. federal tax benefits associated with income recorded in the third quarter of 2025.

Net Income (Loss). As a result of the above, we reported net income in the third quarter of 2025 of $15 thousand, or $0.00 per diluted share, compared to a net loss of ($0.6) million, or $(0.06) per diluted share for the third quarter of 2024.

Index
Results of Operations:  Nine Months Ended September 30, 2025 compared to the nine months ended September 30, 2024

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
FST	$14,510	36.3%	$11,799	35.6%	$2,711	23.0%
POS automation	1,607	4.0%	2,950	8.9%	(1,343)	(45.5%)
Casino and gaming	21,492	53.7%	15,589	47.0%	5,903	37.9%
TSG	2,418	6.0%	2,815	8.5%	(397)	(14.1%)
	$40,027	100.0%	$33,153	100.0%	$6,874	20.7%

International *	$7,363	18.4%	$7,975	24.1%	$(612)	(7.7%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the first nine months of 2025 increased $6.9 million, or 21%, from the same period in 2024. Printer, terminal and other hardware sales unit volume increased by 22% to approximately 75,000 units for the first nine months of 2025 driven by a 40% increase in units sold within our casino and gaming market and a 27% increase in units sold within our FST market, offset by a 44% decrease in unit sales volume in the POS automation market. For more information about the sales volume increases described above, please refer to the discussion below of the results of operations for each of our markets. The average selling price of our printers, terminals and other hardware was up 6% in the first nine months of 2025 compared to the first nine months of 2024, due in part to increased costs resulting from U.S. tariffs imposed on our products assembled in Thailand, which have been passed on to our customers. FST software, labels and other recurring revenue increased $0.8 million, or 10%, in the first nine months of 2025 compared to the first nine months of 2024.

International sales for the first nine months of 2025 decreased $0.6 million, or 8%, from the same period in 2024 due primarily to a 9% decrease in sales within the international casino and gaming market.

Food service technology. Sales of our worldwide FST products for the nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
Domestic	$13,507	93.1%	$10,784	91.4%	$2,723	25.3%
International	1,003	6.9%	1,015	8.6%	(12)	(1.2%)
	$14,510	100.0%	$11,799	100.0%	$2,711	23.0%

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
Hardware	$5,641	38.9%	$3,744	31.7%	$1,897	50.7%
Software, labels and other recurring revenue	8,869	61.1%	8,055	68.3%	814	10.1%
	$14,510	100.0%	$11,799	100.0%	$2,711	23.0%

The increase in FST sales of $2.7 million, or 23%, in the first nine months of 2025 compared to the first nine months of 2024 was primarily driven by a 51% increase in hardware sales.  Hardware sales were strong in the first nine months of 2025 compared to the first nine months of 2024 due largely to higher sales of WorkStations (up $185 thousand in the first nine months of 2025 compared to the first nine months of 2024) to a new sushi customer won in the first quarter of 2025 as well as sales of our new BOHA! Terminal 2 (replacing our BOHA! Terminal 1) to two large existing customers. Our BOHA! Terminal 2 sales were up $2.1 million in the first nine months of 2025 compared to the first nine months of 2024.

During the second quarter of 2024, a significant customer notified us that it would be terminating service, including its BOHA! software subscriptions and label sales, for substantially of its installed base of BOHA! terminals by the middle of July 2024. Total sales to this customer (including software, labels and other recurring revenue) were approximately $660 thousand in the first nine months of 2024.  We had a de minimis amount of sales to this customer in the first nine months of 2025. Despite the loss of this customer, FST labels and other recurring revenue increased 10% in the first nine months of 2025 compared to the prior year period due primarily to label sales to our new sushi customer.

We expect total FST revenue for the fourth quarter of 2025 to be higher than the comparable period of 2024.

Index
POS automation. Sales of our worldwide POS automation products for the nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
Domestic	$1,602	99.7%	$2,950	100.0%	$(1,348)	(45.7%)
International	5	0.3%	–	–	5	–
	$1,607	100.0%	$2,950	100.0%	$(1,343)	(45.5%)

Sales of POS automation printers decreased $1.3 million, or 46%, for the first nine months of 2025 compared to the first nine months of 2024. We continue to experience competitive pressure that has resulted in a lower level of sales as well as a reduction in our average selling prices.

We expect POS automation sales for the fourth quarter of 2025 to remain at approximately the same level as the third quarter of 2025 as we expect to continue to experience competitive pressure in this market.

Casino and gaming. Sales of our worldwide casino and gaming products for the nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
Domestic	$15,678	72.9%	$9,173	58.8%	$6,505	70.9%
International	5,814	27.1%	6,416	41.2%	(602)	(9.4%)
	$21,492	100.0%	$15,589	100.0%	$5,903	37.9%

Domestic sales of our casino and gaming products for the first nine months of 2025 increased by $6.5 million, or 71%, compared to the first nine months of 2024. Sales for the first nine months of 2024 were negatively impacted as many of our customers had accumulated higher-than-normal levels of inventory of our product as a hedge during the worldwide supply chain crisis during 2022 and 2023. As a result, during 2024, we experienced a significant slowdown in their order and shipment rates as they worked through this excess inventory. Sales increased for the first nine months of 2025 compared to the first nine months of 2024 as most of our major domestic casino and gaming customers had worked through their on-hand inventory by the first quarter of 2025 and were ordering at normalized levels in the second and third quarters of 2025. In addition, sales in the first nine months of 2025 benefitted from sales of our casino printer to a new OEM customer for the use in charitable gaming establishments. However, we believe this customer is now in an overstock position awaiting jurisdictional approvals to install new gaming machines. As a result, we do not expect a significant level of sales to this customer in the fourth quarter of 2025, but do expect this new customer to resume purchasing again in 2026. In addition, our domestic OEM customers have indicated slowing demand in the fourth quarter of 2025. As a result of these factors, we expect our domestic casino and gaming sales to be lower in the fourth quarter of 2025 compared to the third quarter of 2025.

Our international casino and gaming sales were down $0.6 million or 9% for the first nine months of 2025 compared to the first nine months of 2024, largely due to a significant European OEM still working down an overstock of their on-hand inventory. We expect our international sales to continue to be negatively impacted until this customer resumes ordering which is expected to occur in 2026.

TransAct Services Group. Sales in our worldwide TSG market for the nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		$ Change	% Change
Domestic	$1,877	77.6%	$2,271	80.7%	$(394)	(17.3%)
International	541	22.4%	544	19.3%	(3)	(0.6%)
	$2,418	100.0%	$2,815	100.0%	$(397)	(14.1%)

The decrease in domestic revenue from TSG of $0.4 million for the first nine months of 2025 as compared to the first nine months of 2024 was due largely to (1) lower sales of consumables of $108 thousand in the first nine months of 2025 compared to the first nine months of 2024, (2) lower sales of legacy replacement parts and spares of $217 thousand in the first nine months of 2025 compared to the first nine months of 2024, and (3) lower revenue for repairs of $167 thousand in the first nine months of 2025 compared to the first nine months of 2024  for lottery printers. These increases were partially offset by increased shipping revenue of $98 thousand in the first nine months of 2025 compared to the first nine months of 2024.

International sales were down $3 thousand or only 1% for the first nine months of 2025 as compared to the first nine months of 2024.

We expect TSG sales to be somewhat lower for the fourth quarter of 2025 compared to the same period in 2024 as we expect to cease selling all our remaining legacy consumable products by the end of 2025.

Index
Gross Profit. Gross profit information for the nine months ended September 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales – 2024
$19,567	$16,961	15.4%	48.9%	51.2%

For the first nine months of 2025, gross profit increased by $2.6 million, or 15%. Gross margin decreased 230 basis points to 49% in the first nine months of 2025 compared to 51% in the first nine months of 2024. Gross profit increased due to an increase in sales of 21% in the first nine months of 2025 compared to the first nine months of 2024, partially offset by the reduction in gross margin described above. Our gross margin decreased largely due to higher sales of BOHA! hardware products which carry lower average margins than our other products, and to a lesser extent, increased overhead costs, inflation, tariffs and lower prices on our POS automation printer due to increased competitive pressure.

We expect gross margin for the fourth quarter of 2025 to continue to be in the mid-to high 40% range.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the nine months ended September 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$5,016	$5,405	(7.2%)	12.5%	16.3%

Engineering, design and product development expenses decreased $0.4 million, or 7%, for the first nine months of 2025 compared to the first nine months of 2024 due to cost reduction initiatives taken in the second quarter of 2024 (the full benefit of which was realized in 2025), including a reduction of contracted software development expenses, partially offset by higher incentive compensation due to improved financial results in 2025 compared to 2024.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the nine months ended September 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$6,279	$6,160	1.9%	15.7%	18.6%

Selling and marketing expenses increased $119 thousand, or 2%, for the first nine months of 2025 compared to the first nine months of 2024 due largely to cost reduction initiatives including reduced headcount, trade show and other marketing expenses partially offset by higher costs related to programs to further improve the Company’s go-to-market strategy as well higher sales commissions and incentive compensation due to improved financial results in 2025 compared to 2024.

Operating Expenses - General and Administrative. General and administrative expense for the nine months ended September 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$8,531	$7,972	7.0%	21.3%	24.0%

General and administrative expenses increased $0.6 million, or 7%, for the first nine months of 2025 compared to the first nine months of 2024. This increase was driven largely by higher incentive compensation and share-based compensation expense. These increases were partially offset by the impact of cost reduction initiatives taken in the second quarter of 2024.

Index
Operating Loss. Operating loss for the nine months ended September 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$(259)	$(2,576)	89.9%	(0.6%)	(7.8%)

Our operating loss decreased by $2.3 million, or 90%, for the first nine months of 2025 compared to the first nine months of 2024 due largely to a 21% increase in sales in the first nine months of 2025 compared to the first nine months of 2024 and a resulting $2.6 million increase in gross profit (despite a 230 basis point decline in gross margin).  These factors were partially offset by increased operating expenses of $0.3 million, or 1%, as discussed above.

Interest, net. We recorded net interest income of $123 thousand for the first nine months of 2025 compared to net interest income of $116 thousand for the first nine months of 2024.  For both periods in 2025 and 2024, we incurred interest expense on the required minimum borrowings under our credit facility ($3 million and $2.25 million for the first nine months of 2025 and 2024, respectively).  See Note 5, Borrowings to the accompanying condensed consolidated financial statements for more information regarding the Company’s credit facility.  We earned more interest income on increased levels of invested cash in the first nine months of 2025 compared to the first nine months of 2024.

Other, net. Other, net primarily includes foreign exchange gains and losses by our UK subsidiary.  We recorded other foreign exchange gains of $143 thousand in the first nine months of 2025 compared to $43 thousand of foreign exchange gains in the first nine months of 2024.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded income tax expense in the nine months ended September 30, 2025 of $116 thousand compared to an income tax benefit of $511 thousand at an effective rate of (21.1%) for the nine months ended September 30, 2024. The tax expense of $116 thousand for the nine months ended September 30, 2025 (compared to pre-tax income of only $7 thousand) was high due to (1) a near-breakeven level of pre-tax earnings, and (2) tax expense only included taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States. As previously disclosed, we provided for a full valuation allowance against our deferred taxes in the fourth quarter of 2024 and continue to believe this allowance is required as of September 30, 2025.  As such, the Company has not recorded any U.S. federal tax benefits associated with losses recorded in the nine months ended September 30, 2025.

Net Loss. As a result of the above, we reported a net loss for the first nine months of 2025 of $(109) thousand, or $(0.01) per diluted share, compared to a net loss of $(1.9) million, or $(0.19) per diluted share for the first nine months of 2024.

Liquidity and Capital Resources

Cash Flow
In the first nine months of 2025, our cash and cash equivalents balance increased $5.6 million, or 39%, from December 31, 2024. We ended the third quarter of 2025 with $20.0 million in cash and cash equivalents, of which $0.2 million was held by our UK subsidiary.

Operating activities:  The following significant factors affected our cash provided by operating activities of $7.1 million for the first nine months of 2025 as compared to cash used in operating activities of $0.5 million for the first nine months of 2024:

For the first nine months of 2025:
•	We reported a net loss of $109 thousand.
•	We recorded depreciation and amortization of $0.5 million and share-based compensation expense of $1.3 million.
•	Accounts receivable decreased $0.7 million.
•	Inventories decreased $4.6 million as we were able to work down our elevated inventory levels on hand as of December 31, 2024, in part due to increased sales.
•	Accounts payable decreased $0.8 million due largely to reduced inventory purchases as we worked down our inventory levels.
•	Accrued liabilities and other liabilities increased $1.4 million due largely to higher accruals for incentive compensation as discussed above under “Results of Operations.”

Index
For the first nine months of 2024:
•	We reported a net loss of $1.9 million.
•	We recorded depreciation and amortization of $0.8 million and share-based compensation expense of $0.9 million.
•	Accounts receivable decreased $2.5 million due to the continued collections of sales combined with the slowdown in sales.
•	Inventories decreased $1.0 million consistent with the slowdown in sales.
•	Accounts payable decreased $1.2 million due to the slowdown in inventory purchases associated with the slowdown in sales.
•	Accrued and other liabilities decreased $1.2 million due largely to a reduction in planned 2024 bonuses.

Investing activities:  Our capital expenditures were $89 thousand for the first nine months of 2025 compared to $311 thousand for the first nine months of 2024. Expenditures for both periods were primarily for computer and networking equipment and new tooling equipment. We also incurred $1.4 million in cash expenditures in the first nine months of 2025 for the BOHA! software source code acquisition as discussed above under “Recent Developments.”.
Financing activities:  Financing activities used $84 thousand of cash for the first nine months of 2025 compared to $71 thousand in cash used for the first nine months of 2024. These amounts relate to cash used to pay withholding taxes on stock issued from our stock compensation plans.

Resource Sufficiency
Competitors that were unable to supply products in 2023 due to supply chain constraints have returned to the market, resulting in increased competitive pressure. Certain large customers began to slow their order rates in the first half of 2024 due to higher-than-normal inventory levels, though most have resumed buying again.  As a result, following an increase in casino and gaming sales in 2023 and then a fall-off in 2024 as customers worked through inventory on hand, we have experienced a more normalized level of sales in the casino and gaming market during the first nine months of 2025. However, given the continued uncertainty related to tariffs and general economic conditions, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash.

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, and borrowings available under our credit facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures, fund the BOHA! source code acquisition, and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of current global economic pressures and conditions in our markets remain uncertain and their ultimate impact is unknown.

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

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through September 30, 2025.

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

As of September 30, 2025, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at an interest rate of 9.00%.  We had $4.8 million of net borrowing capacity available under the Siena Credit Facility at September 30, 2025.

Index
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of September 30, 2025, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

Item 1A.	RISK FACTORS
Information regarding risk factors appears under Part I, Item 1A, “Risk Factors,” of our 2024 Form 10-K.   There have been no material changes from the risk factors previously disclosed in our 2024 Form 10-K, other than as set forth below. The risks described below and those other risks included in our 2024 Form 10-K are the currently known risks facing our Company that management deems to be material to the Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

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

Index
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

Risks affecting the businesses and operations of our manufacturer in Thailand and the cost to us of the products sourced from this manufacturer include: political and regional strife; war; labor shortages; severe weather and natural disasters such as earthquakes, hurricanes, fires, and floods, whether as a result of climate change or otherwise; lengthy power outages; increased pricing, financial instability and capacity constraints of shippers; and concerns with or threats of public health crises, contagious diseases or health epidemics.  We are also exposed to risks relating to the government imposition of tariffs, which may impact the cost or availability of products or components that we purchase. For example, on October 26, 2025, the U.S. government and Thai government issued a joint statement announcing a Framework for an Agreement on Reciprocal Trade, pursuant to which, among other things, the U.S. has agreed to maintain a tariff of 19% on goods imported from Thailand, as set forth in Executive Order 14257 issued April 2, 2025, as amended, with certain products eventually to be identified for a 0% tariff rate. The Company continues to monitor the rapidly evolving and uncertain tariff and global trade environment and the potential impact to its Consolidated Financial Statements.

Index
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
c)
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined it Item 408(a) of Regulation S-K.

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

10.1†
Source Code Purchase and Perpetual License Agreement, dated as of August 5, 2025, by and between TransAct Technologies Incorporated and Avery Dennison Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on August 6, 2025).

10.2
Third Amendment to Lease, dated as of November 3, 2025, by and between One Hamden Center, LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on November 7, 2025).

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: November 13, 2025	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ William J. DeFrances
Dated: November 13, 2025	William J. DeFrances
Vice President and Chief Accounting Officer
(Principal Accounting Officer)