Form 10-K
period 2025-12-31
TRANSACT TECHNOLOGIES INC
filed 2026-03-12
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $32,000,000 based on the last sale price on June 30, 2025.

As of February 28, 2026, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 10,239,045.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement related to its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission  within 120 days after the Registrant’s fiscal year end of December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRANSACT TECHNOLOGIES INCORPORATED

Index
Smaller Reporting Company—Scaled Disclosure

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as indicated herein, we have elected to comply with certain scaled disclosure requirements applicable to “smaller reporting companies” in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Form 10-K”).

PART I

Forward-Looking Statements
Certain statements included in this Form 10-K are forward-looking statements within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “plan,” “predict,” “design” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

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

•
our ability to successfully transition the BOHA! source code to our platform and systems and, until such transition is complete, our continued reliance on third parties to host and support our FST offerings;

•	difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions;
•	our dependence on a single contract manufacturer for the assembly of a large portion of our products in Asia;
•
the imposition of additional duties, tariffs, quotas, taxes, trade barriers, capital flow restrictions and other charges on imports and exports by the United States or the governments of the countries in which we or our manufacturers and suppliers operate including the potential for new or reinstated trade measures following the U.S. Supreme Court’s decision to invalidate certain previously imposed  tariffs;

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

TransAct is a global leader in developing and selling software-driven technology and printing solutions for high-growth markets including food service technology (“FST”), point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!®, AccuDate®, Epic, EPICENTRAL®, and Ithaca® brand names.  During 2019, we launched a new line of products for the FST market, the BOHA! hardware solutions and companion branded suite of cloud-based applications.  The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts and accessories to our growing worldwide base of products currently in use by our customers. Our TransAct Services Group (“TSG”) provides spare parts and service to our installed base of customers.  We operate in one reportable segment: the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and related services, labels and spare parts.  The Company’s chief operating decision maker, who is the Company’s chief executive officer, in consultation with the Company’s chief financial officer, utilizes a consolidated approach to assess the performance of and allocate resources to the business. Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.  Our primary operating, hardware research and development, and U.S. service center is located in Ithaca, New York.  In addition, we have a casino and gaming sales headquarters and software research and development center in Las Vegas, Nevada; a European sales and service center at our subsidiary in the United Kingdom (“UK”); and a sales office located in Macau, China.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, Connecticut 06518, and our telephone number is (203) 859-6800.

Recent Developments
Source Code Acquisition

On August 6, 2025, the Company announced that it acquired a perpetual license to a copy of the source code for the BOHA! software that it licenses from Avery Dennison Corporation (“Avery Dennison”).  Under the terms of the agreement, TransAct obtained a perpetual and royalty free license to use, host, market, sublicense, distribute, copy, and modify the code as the Company sees fit for its business purposes. In addition to the perpetual and royalty free license, TransAct will also host the code within its own environment, which is expected to go live in mid-2026. The Company has successfully taken delivery of the source code and the related hosting environment and has begun internal review and development activities related to the underlying code. Total consideration for the acquisition was $2.55 million, plus professional services fees of approximately $1.0 million for transition services to be provided by Avery Dennison, of which $1.5 million has been paid to date based on contractual milestone completion and transition services received.

Products, Services, Markets and Distribution Methods

Printers, terminals and other hardware: TransAct designs, develops, and markets an array of transaction-based and specialty printers and terminals utilizing thermal printing technology for applications, primarily in the FST, POS automation, and casino and gaming markets.  Our printers and terminals are configurable and offer customers the ability to choose from a variety of features and functions.  Options typically include interface configuration, mounting configuration, paper cutting devices and paper handling capacities.  Our FST terminals also offer software configurable menu options and our FST market includes sales of optional hardware products including tablets, temperature sensors and gateways (i.e. access points needed to enable wireless communications).

FST: Our primary offering in the FST market is our line of BOHA! products.  The BOHA! product suite combines our latest generation terminal or workstation, which includes one or two printers, with our BOHA! labeling, timers, and media software.  In addition, customers may separately purchase cloud‑based software-as-a-service (“SaaS”) applications that are accessed through companion applications on both Android and iOS mobile devices as part of a solution to automate back-of-house operations in restaurants, convenience stores and other food service operations. These additional offerings include applications for temperature monitoring, temperature taking and creating checklists and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as tablets, temperature sensors and gateways. The BOHA! Terminal, the Terminal 2 (launched in 2023), and the newly launched Terminal 2 LTE (together, the “BOHA! Terminals”), combine an operating system and hardware components in a single touchscreen device with one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, and nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminals and WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved functions are available on the touchscreen device and to allow over-the-air updates to the operating system. The BOHA! line of products helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants (“QSRs”), convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  In the FST market, we use an internal sales force to solicit sales directly from end users.  In May 2023, we launched our BOHA! Terminal 2, and in 2025, we launched the BOHA! Terminal 2 LTE.  The Terminal 2 and the Terminal 2 LTE are designed to be high-end products intended for enterprise customers with increased speed, print resolution and wide-label capability.  The Terminal 2 LTE is intended to solve connectivity challenges for franchisees operating in supermarkets or off-network environments by removing the need for MiFi devices and enabling seamless cloud access and remote updates.

Index
POS automation: In the POS automation market, we sell the Ithaca 9000 printer, which utilizes thermal printing technology.  The Ithaca 9000 is used primarily by McDonald’s, and to a lesser extent, other QSRs and is located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In the POS automation market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end users.

Casino and gaming:  We sell several models of printers used in slot machines, video lottery terminals (“VLTs”), sports betting kiosks and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos, racetracks, charitable gaming establishments and other gaming venues worldwide.  These printers utilize thermal printing technology to print tickets and receipts in monochrome and offer various other features such as jam resistant bezels and a dual port interface that enables casinos to print coupons and promotions.  In addition, we sell printers using thermal roll-fed printing technology for use in international non-casino establishments, including game types such as Amusements with Prizes, Skills with Prizes, Fixed Odds Betting Terminals, sports betting establishments and other off-premise gaming type machines around the world.  We sell our casino and gaming products primarily (1) to slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through distributors.  We also maintain a dedicated internal sales force to solicit sales from slot machine manufacturers and casinos, and to manage sales through our distributors.  In the fourth quarter of 2023, we launched the Epic TR80, our newest casino and gaming printer, which entered the market fully during the first quarter of 2025. We expect the Epic TR80 to become a more meaningful contributor to revenues as customer deployments expand in 2026.

We also offer a software solution, the EPICENTRAL Print System (“EPICENTRAL”), including annual software maintenance, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. With EPICENTRAL, casinos can  create and manage multiple promotions and incentives to increase customer time spent on the casino floor and encourage additional visits.  We sell EPICENTRAL directly to casinos or through partners that incorporate EPICENTRAL into their casino management system software offerings, largely sold on a SaaS basis.

TSG:  Through TSG, we proactively market the sale of replacement parts, maintenance and repair services, and shipping and handling charges.  Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, a 24-hour guaranteed replacement product service called TransAct Xpress and other repair services for our non-FST products.  Within the United States, we provide repair services through our service center in Ithaca, New York.  Internationally, we provide repair services through our European service center located in Doncaster, UK, and through partners strategically located around the world.

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

Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  Almost all our printers and terminals are currently produced by a third-party manufacturer located in Thailand.  A small portion of our products are assembled in our Ithaca, New York facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors and contract manufacturers around the world.

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

We currently buy a majority of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for substantially all of our printer and FST terminal models, from a foreign contract manufacturer in Thailand.  We believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers and terminals, on comparable terms.  We do not have supply agreements with foreign contract manufacturers, and we believe that our supply of thermal print mechanisms and fully assembled printers and terminals will be adequate in 2026 and the foreseeable future.

We also purchase substantially all of our BOHA! labels from a single domestic supplier.  Though we do not have a supply agreement with this supplier, our relationship remains strong. While we believe our relationship with this supplier is strong, labels are not unique to this source, and we have identified several alternative suppliers capable of meeting our specifications and volume requirements if necessary.

Index
Patents and Proprietary Information
TransAct relies on a combination of trade secrets, patents, employee and third-party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. As of December 31, 2025, we held 25 active United States patents and 40 active foreign patents and have three pending United States patent applications and 12 pending foreign patent applications pertaining to our products.  The remaining duration of these patents ranges from one to 24 years. During the year ended December 31, 2025, two United States patents were issued, and six foreign patents were issued. During the year ended December 31, 2025, no United States patents expired, and six foreign patents expired. The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections we rely upon to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

Trademarks, Service Marks Trade Names and Copyrights
We own or have rights to trademarks, service marks, trade names and copyrights that we use in connection with the operation of our business, including our corporate names, logos and website names. Other trademarks, service marks and trade names appearing in this Form 10-K are the property of their respective owners.  The trademarks we own include TransAct®, BOHA!®, AccuDate®, EPICENTRAL®, Epic TR80®, and Ithaca®. Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

Seasonality
Restaurants typically reduce purchases of equipment in the fourth quarter due to the increased volume of transactions during the holiday period, which may negatively impact sales of our FST products or POS printers.

Working Capital
Inventory, accounts receivable, and accounts payable levels, payment terms, and where applicable, return policies are in accordance with the general practices of the industry and standard business procedures.  See also Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Certain Significant Customers
Light & Wonder Gaming, Inc. (“Light & Wonder”) is our most significant customer. We primarily sell casino and gaming printers to Light & Wonder. Sales to Light & Wonder represented 9% and 11% of our total net sales for the years ended December 31, 2025 and 2024, respectively.

Competition
The market for transaction-based and specialty printers, FST terminals and related software applications is extremely competitive, and we expect such competition to continue in the future.  However, we experience less competition for EPICENTRAL software due to the highly customized nature of the product.  We compete with a number of companies, many of which have greater financial, technical and marketing resources than TransAct.  We believe our ability to compete successfully depends on a number of factors both within and outside our control, including software features, functionality and ease of use, durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by us and our competitors, general market, economic and political conditions and, in some cases, the uniqueness of our products.

In the FST market, we primarily compete with Crunchtime Information Systems, Inc. (including its Zenput and Squadle brands), Digi International Inc. (including its Jolt Software, Inc. brand), Avery Dennison, Ecolab Inc., ITD Food Safety, Daymark Safety Systems (part of CMC Group, Inc.), Integrated Control Corp. and Toast, Inc.  We compete in this market based largely on our ability to provide highly specialized purpose-built hardware products, different software applications that can be chosen by a customer and ongoing technical support.  We rely upon third-party developed software and hosting services combined with our own proprietary hardware and software to offer a unique BOHA! branded solution to support back-of-house operations in the food service industry. Our competitors or others may develop or may establish relationships with developers with the capability to develop, software and services that are similar to or competitive with ours, which may be disadvantageous to our competitive position.  In 2025, we acquired a perpetual license to the BOHA! source code from a third-party developer, and we believe this will reduce our long-term dependence on that developer for access to and control of the code. However, we currently continue to rely on third parties, including the prior developer, to host the web-based applications and to provide certain support, maintenance and other services while we work to transition the code to our platform and systems..  Therefore, presently, we remain highly dependent upon this third-party developer for continued service to our customers and the ongoing operation of portions of our FST software products.

In the POS automation market, we primarily compete with BIXOLON America, Inc and Epson America, Inc.. and, to a much lesser extent, with Star Micronics America, Inc. and Citizen Systems America Corporation.  We believe certain competitors of ours have greater financial resources and lower costs attributable to higher volume production and lower gross profit margin expectations which enable them to offer lower prices than us.

In the casino and gaming market (consisting principally of slot machine printing, VLT and sports betting transaction and promotional coupon printing), we compete with several companies including JCM Global, Nanoptix, Inc., Custom Engineering SPA, Eurocoin Components and others.  Our products sold for casino and gaming applications compete based upon our ability to provide highly specialized products, custom developed and proprietary firmware for customers’ many different gaming platforms, and ongoing technical support.  In addition, many of our casino and gaming products, which are incorporated into our customers’ gaming platforms, must be certified and approved for use in each of the jurisdictions in which we or the customer operate(s).  As a result, we believe this creates a significant barrier to entry for any new competitors due to the cost and extensive time required to receive such certifications and approvals.

Index
The market in which TSG competes is highly fragmented, and we compete with numerous competitors of various sizes, including POS and internet resellers and paper converters depending on the geographic area.

Our strategy for competing in our markets is to continually develop and/or license new products (hardware and software), such as launching the BOHA! Terminal in 2019, the BOHA! Terminal 2 and Epic TR80 in 2023, the BOHA! Terminal 2 LTE  in 2025 and product line extensions that are technologically advanced and provide differentiated features and functions, to increase our market penetration, to take advantage of strategic relationships, and to lower the cost of our products by sourcing certain products overseas.  Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future.  In addition, our printer products utilize certain thermal printing technologies and licensed software.  If new technologies are introduced, or existing technologies evolve, we may be required to incorporate these technologies into our products.  Alternatively, if such technologies were to become available to our competitors, our printer products could become obsolete, which could have a significant negative impact on our business.

Governmental Regulation
The casino and gaming industries are generally subject to extensive and evolving regulations that in many jurisdictions include licensing or regulatory screening of suppliers, manufacturers and distributors and their applicable affiliates, their major shareholders, officers, directors and key employees. In addition, certain of our casino and gaming products and technologies must be certified or approved in each of the jurisdictions in which we operate. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a license or the loss of a license that we currently hold could have a material adverse effect on us or on our results of operations, cash flow or financial condition.

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

Available Information
We make available free of charge through the “Investor Relations” page on our website, www.transact-tech.com (which can be accessed by selecting the “About Us” tab and then clicking on “Investor Relations”), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Employees
As of December 31, 2025, TransAct and our subsidiaries employed 103 people, all of whom were full-time employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Information about our Executive Officers

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
John M. Dillon	76	Chief Executive Officer
Steven A. DeMartino	56	President, Chief Financial Officer, Treasurer and Secretary
Tracey S. Winslow	66	Chief Revenue Officer
Brent W. Richtsmeier	61	Chief Technology Officer
Dana Loof	59	Chief Marketing Officer
William J. DeFrances	61	Vice President & Chief Accounting Officer

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

Index
Steven A. DeMartino was named TransAct’s President, Chief Financial Officer, Treasurer and Secretary on June 1, 2010.  Previously, Mr. DeMartino served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary from June 2004 to May 2010, Senior Vice President, Finance and Information Technology from October 2001 to May 2004, Vice President and Corporate Controller from January 1998 to October 2001, and Corporate Controller from August 1996 to December 1997.  Mr. DeMartino holds a bachelor’s degree in accounting and economics from the College of the Holy Cross and a Master of Business Administration degree from the University of Connecticut.  He also is a certified public accountant.

Tracey S. Winslow was named Chief Revenue Officer of the Company in March 2023 with responsibility for worldwide sales in all of the Company’s markets.  Prior to this appointment, Ms. Winslow served as Senior Vice President, Casino and Gaming Sales from June 2010 to February 2023, with responsibility for the sales and marketing of all casino and gaming products.  Previously, Ms. Winslow served as Senior Vice President, Sales and Marketing of the Company from June 2007 to May 2010, Senior Vice President, Marketing and Sales, POS and Banking of the Company from July 2006 to June 2007, and joined TransAct in May of 2005 as Senior Vice President, Marketing.  Prior to joining TransAct, Ms. Winslow was employed with Xerox Corporation where she held the role of Manager, Worldwide Marketing from 2003 to 2005, and Manager, Sales Operations from 2000 to 2002.  She joined Xerox Corporation in 1983. Ms. Winslow holds a Bachelor of Science from Palm Beach Atlantic University. Ms. Winslow also holds a Master of Business Administration degree from Emory University – Goizueta Business School.

Brent Richtsmeier was named Chief Technology Officer in September 2021.  Previously, Mr. Richtsmeier served as Senior Vice President, Software Engineering since joining TransAct in December 2019.  Prior to joining TransAct, Mr. Richtsmeier was employed with Samsung Electronics Co., Ltd., an electronics corporation, from May 2004 until November 2017 as the VP of Development where he was responsible for software strategy, software development at scale and business development.  In November 2017, Samsung Electronics sold their business products division to HP Inc, and Mr. Richtsmeier transferred to HP Inc to become the Global Head of Cloud and Mobile Software Solutions until joining TransAct in 2019. Mr. Richtsmeier holds a Bachelor of Science degree in Engineering from North Dakota State University.

Dana Loof joined TransAct as Chief Marketing Officer (“CMO”) in December 2025.  Ms. Loof has a 30-year track record leading high-growth technology companies, where she has been responsible for global marketing strategy, brand strategy and positioning, category building, revenue generation, and customer engagement initiatives.  Ms. Loof worked as an independent consultant providing CMO services from October 2023 to December 2025. Prior to this, Ms. Loof was the CMO at Evolv Technologies Holdings, Inc., a security technology company, from January 2021 to September 2023 (“Evolv”) where Ms. Loof led Evolv’s marketing efforts, including brand strategy, positioning, communications, revenue contribution, and strengthening customer acquisition and expansion efforts, through Evolv’s business combination with a special purpose acquisition company (SPAC). In addition, Ms. Loof served as Vice President of EMEA Marketing at Palo Alto Networks, a multinational cybersecurity company (“Palo Alto”), from May 2018 to January 2021, and as Head of Global Advertising/Brand at Palo Alto from May 2015 to May 2018, focusing during her time in these roles on key marketing efforts in transitioning Palo Alto from offering a single product to suite of solutions. Ms. Loof holds a Bachelor of Science degree in International Business and Marketing from San Francisco State University.

William J. DeFrances joined TransAct as Vice President & Chief Accounting Officer in July 2022. Mr. DeFrances previously served as Corporate Controller at Omega Engineering, Inc., an electronics and instrumentation company that was, during Mr. DeFrances’ tenure, a subsidiary of Spectris plc, a UK public company listed on the London Stock Exchange, from September 2020 to July 2022. From August 2019 to August 2020, Mr. DeFrances worked as an independent financial consultant. Prior to this, Mr. DeFrances held various positions with United Technologies Corporation (now RTX Corporation, formerly Raytheon Technologies Corporation) (“UTC”) and Sikorsky Aircraft (owned by Lockheed Martin Corporation). Mr. DeFrances previously served as an Associate Director of Military Finance for Pratt & Whitney, a subsidiary of UTC, from October 2018 to August 2019, and the Business Unit Controller, USG/Military and International Military for Sikorsky Aircraft from October 2015 to October 2018. Prior to this, Mr. DeFrances also served as the Assistant Controller, Financial Reporting for Sikorsky Aircraft from 2009 to 2013. In addition, Mr. DeFrances held various accounting and financial roles (VP Treasurer and VP Controller) from 2005 to 2009 at ATMI, Inc. (acquired by Entegris, Inc.), an advanced manufacturing company in the semiconductor industry.  Mr. DeFrances holds a Bachelor of Science degree in accounting from Bryant University. Mr. DeFrances also has a Master of Business Administration degree in International Finance from the University of Connecticut. He also is a certified public accountant.

There are no family relationships between any of our executive officers and there are no arrangements or understandings between any of such officers and any other person pursuant to which he or she was selected as an officer.  Each of our executive officers was elected by the Board of Directors to hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Item 1A. Risk Factors.

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on our business, financial condition, operating results, and growth prospects.  The risks described below are the currently known risks facing our Company that management deems to be material to the Company.  Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also impair our business operations. If such risks or uncertainties materialize, our business, financial condition, cash flows and results of operations could be materially adversely affected.

We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements, except as required by law.

Index
Risks Related to our Financial Condition and Future Operating Results

We have a history of net losses, we anticipate making further investments in product development and we may not be able to achieve, maintain or increase profitability in future periods.

In 2025 and 2024, we incurred net losses of $1.2 and $9.9 million, respectively.  While we generated $4.7 million of net income in 2023, we incurred net losses in each fiscal year from 2020 to 2022.  We may not be able to achieve or maintain profitability in the future.  In addition, we may make further investments in product development and may increase expenses in future periods which may affect our ability to maintain or increase profitability.  We have expended, and expect to continue to expend, financial and other resources on developing our FST business, including acquiring a licensed copy of the BOHA! source code, expanding our offerings, developing or acquiring new products and services and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our FST business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis.  This risk may be exacerbated by current economic conditions, which have resulted, and may continue to result in increased costs on our products assembled in Thailand, inflationary pressures, and decreased demand for our products in the casino and gaming market.  If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control.  If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.  Fluctuations in our operating results and financial condition may occur due to a number of factors, including, but not limited to, those identified below and throughout this “Risk Factors” section:

•	delays between our expenditures to develop and market new or enhanced products and consumables and the generation of sales from those products;

•	the geographic distribution of our sales and our supply chain;

•	market acceptance of our products, both domestically and internationally;

•	development of new competitive products by others;

•	increased levels of competition, including due to increased levels of competition in the POS automation market;

•	our responses to price competition;

•	our level of research and development activities;

•
changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses, including costs associated with the recent acquisition of a licensed copy of the BOHA! source code;

•	changes in the amount we spend to promote our products and services;

•	changes in the cost of satisfying our warranty obligations and servicing our installed base of products;

•	availability of third-party components at reasonable prices or at all;

•	general economic and industry conditions, including inflation and changes in interest rates affecting returns on cash balances, investments and debt, that affect customer demand;

•	changes in customer demand due to supply chain constraints;

•
the dependence of our supply chain on a few, foreign third party manufacturers and suppliers and the impact on our supply chain of product or component shortages and cost increases due to events beyond our control, including tariffs and other trade policies, inflation and political or social instability such as the ongoing Russia/Ukraine war, conflicts in the Middle East, and tensions between China and Taiwan and possible expansion of such war, conflicts or tensions;

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
Risks Related to Product Development

We may not realize the expected benefits of our acquisition of a perpetual license to the BOHA! source code within the anticipated time frame or at all.

On August 5, 2025, the Company entered into a Source Code Purchase and Perpetual License Agreement (the “License Agreement”) and a related Transition Statement of Work (together with the License Agreement, the “Source Code Transition Agreement”) with Avery Dennison.

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

In addition, Avery Dennison may be unable to provide the transition services required by the Source Code Transition Agreement, including its obligations under each milestone for the transition services, or there may be defects in the Code. In any case, if the Company is unable to use the Code, we may need to seek comparable software from third parties or develop it internally, which could require significant time and expense. There could also be an interruption in the Company’s services during any period, including during or after the transition period, in which the Company has to develop a comparable capability, whether on its own or using third-party products. There is no assurance that comparable software is readily available from other sources, or that if available, it would be of comparable quality and cost. Moreover, Avery Dennison retains ownership of the Code under the Source Code Transition Agreement.

Further, there can be no assurance that the Company will be successful in making any of the anticipated enhancements to the Code, that such enhancements will not result in defects in the Code, or that such enhancements will be well received by customers.

We currently rely on a third-party cloud service provider for hosting services with respect to the BOHA! software, which is currently managed by Avery Dennison. During the completion of the transition services under the Source Code Transition Agreement, we anticipate entering into a new agreement with the existing third-party cloud service provider to ensure continued hosting and support.  If the software provider or cloud services provider were to terminate operations or otherwise be unavailable to provide hosting services, including during the transition from one hosting provider to another, the availability or usage of our software products could be disrupted and our customers could be adversely affected. Pursuant to the Source Code Transition Agreement, the Code, documentation and data are to be migrated into such third-party cloud hosting services that we would directly manage. During such transition from one hosting environment to another, the availability or usage of the BOHA! software could be disrupted and our customers could be adversely affected. The third-party developer also currently provides certain product support and maintenance services to the Company’s customers. The Company will be responsible for providing these services going forward, and there can be no assurance that the Company will have sufficient capacity to provide such services in a timely manner satisfactory to its customers. Any such occurrence could materially and adversely impact our reputation, business, financial condition and results of operations.

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

Our success depends upon our, and our development partners’, ability to timely adapt our capabilities and processes to meet the demands of producing new and innovative products.  Because our newer products contain software and generally are more technologically sophisticated than those we have produced in the past, we must continually refine our capabilities to meet the needs of our product innovation. In addition, the FST industry continues to experience technological developments and innovations (such as the use of artificial intelligence and machine learning), and if we are unable to provide enhancements, new features and integrations for our existing platform (due to a lack of investment or otherwise), or if we are unable to efficiently adapt our infrastructure to meet the needs of our product innovations in a timely manner, our business could be negatively impacted.

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

Index
Risks Related to Our Partners and Suppliers

Until the in-housing of the BOHA! source code is complete, we continue to rely on third party service providers to host our FST software and deliver certain services, and any interruptions or delays in services from these third parties could impair the delivery of our products and services, and our business, results of operations, and financial condition could be materially adversely affected.

We rely on a third-party service provider to host our FST software. Third parties also provide services to key aspects of our operations, including Internet connections and networking, data storage and processing, trust and safety and security infrastructure.  We do not control the operation, physical security, or data security of any of these third-party providers. Our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers may be insufficient or inadequate to prevent or remediate such operational and security risks. Our third-party providers may be subject to intrusions, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, acts of terrorism or other misconduct. They are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf. From time to time, our software maintained by these third parties has experienced brief interruptions in service which we have been able to resolve promptly by working with the third-party providers, and there may be future such interruptions that could have a material adverse effect on our customer relationships or be more costly or time-consuming to resolve.  In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies. The occurrence of any of the above events could result in reputational damage, legal or regulatory proceedings, loss of customers or other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

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

Risks affecting the businesses and operations of our manufacturer in Thailand and the cost to us of the products sourced from this manufacturer include: political and regional strife; war; labor shortages; severe weather and natural disasters such as earthquakes, hurricanes, fires, and floods, whether as a result of climate change or otherwise; lengthy power outages; increased pricing, financial instability and capacity constraints of shippers; and concerns with or threats of public health crises, contagious diseases or health epidemics.  We are also exposed to risks relating to the government imposition of tariffs, which may have an impact on the cost or availability of products or components that we purchase. Trade policy between the United States and Thailand, and more broadly, remains subject to ongoing legislative, executive, judicial and international developments. Changes in tariff rates, the implementation of new trade restrictions, the elimination of existing measures, or retaliatory actions by foreign governments could increase our operating costs, reduce demand for our products, or disrupt our supply chain. Because the scope, timing and duration of any such measures are uncertain, we cannot predict their ultimate impact on our business, financial condition and results of operations.

Tariffs have impacted, and we expect that tariffs will continue to impact, certain goods that are assembled and imported from our contract manufacturer in Thailand.  Potential future changes in tariffs and trade policies by the United States on imports from Thailand (or other countries, such as China), retaliatory trade measures in response, or judicial developments affecting existing tariffs have resulted in cost increases and may in the future result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns and increased economic or geopolitical risk that we may not be able to offset or otherwise mitigate, any or all of which could adversely impact our business, financial condition and results of operations.

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

Index
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

Risks Related to Our Operations

Our FST business depends substantially on our customers renewing their subscriptions with the Company. Any decline in our customer renewals could harm our FST business, results of operations and financial condition.

Our subscription offerings are term-based, and in order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires and renew on the same terms or terms more favorable to the Company. Our customers have no obligation to renew their applications and subscriptions, and they may not renew one or more of their applications as they are purchased separately and individually.  We also may not be able to accurately predict customer renewal rates. Customers may elect not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic priorities, budgets and costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our solutions, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, global economic conditions and the other risk factors described herein. As a result, there can be no assurance that our FST customers will renew any or all of their individually purchased application subscriptions.  If our customers do not renew their subscriptions or renew on less favorable terms, our business, results of operations and financial condition may be adversely affected.

Because we rely in part on revenue from subscription contracts and recognize revenue from subscription contracts over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription services revenue accounts for a growing portion of our FST revenue. Sales of new or renewal subscription contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our solutions, the prices of our subscriptions, the prices and features of products or subscriptions offered by our competitors, reductions in our customers’ spending levels, or other changes in consumer behavior. If our sales of new or renewal subscription contracts decline, our revenue and revenue growth may decline. We recognize subscription revenue ratably over the term of the relevant subscription period, which is generally 12 months in duration. As a result, much of the subscription revenue we report each quarter is derived from subscription contracts that we sold in prior quarters.

Consequently, a decline in new or renewed subscription contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of a significant downturn in new or renewal sales of our subscriptions is not reflected in full in our results of operations in a given period. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable subscription period. Furthermore, any increases in the average term of subscription contracts would result in revenue for those subscription contracts being recognized over longer periods of time.

Our calculation of recurring revenue and average revenue per unit (“ARPU”) may differ from how other SaaS-based companies calculate such metrics; our definitions include sales of our consumable labels, which generally fluctuate from period to period.

We use recurring revenue and ARPU as performance indicators in connection with our FST market, and we include consumable label sales, in addition to subscription software, extended warranty and service contracts, in our calculation of these metrics. Consumable labels are not sold on a subscription basis or subject to any minimum purchase requirements. In addition, our label sales typically fluctuate and are dependent upon the current demand from food service and restaurant customers, which may be affected by factors such as general economic downturns and seasonality. As a result, our use and definitions of recurring revenue and ARPU may not be comparable with, and may be subject to, increased fluctuation relative to those of other SaaS-based companies that do not include non-subscription components such as label sales in their definitions of recurring revenue or ARPU.

Index
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

Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms, and demand for each component at a given time, as well as supply shortages with respect to raw materials needed to produce the components. If we underestimate our requirements, or if we are unable to obtain components on time due to supply shortages, as occurred during the  global supply chain disruptions in 2022 and 2023, we may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and interfere with our ability to timely deliver products to our customers and adversely impact our sales. Alternatively, if we overestimate our requirements, we could have excess inventory of parts and finished products. Some of the actions we took to meet customer demand in the face of the supply chain disruptions in 2022 and 2023 raised our costs and decreased margins on our products, and any such actions that we take in the future could have a similar effect.  Any future underestimate or overestimate of supply requirements, and any actions we may take in the future to navigate supply chain disruptions, could have a material adverse effect on our business and results of operations.

We depend on key personnel, the loss of whom could have a material adverse impact on our business.

Our future success may depend in significant part upon the continued service of certain key management and other personnel.  There can be no assurance that we will be able to recruit and retain such personnel.  The loss of either John M. Dillon, the Company’s Chief Executive Officer, or Steven A. DeMartino, the Company’s President, Chief Financial Officer, Treasurer and Secretary, or the loss of certain groups of key employees, such as our sales, operations and engineering teams, could have a material adverse effect on our business and results of operations.

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

Our customers rely on us and our third-party service providers for support of our software and services included in our FST subscription packages. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers. If we or our third-party service providers do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new FST products to existing and new customers could suffer and our reputation and relationships with existing or potential customers could be harmed.

We experience elements of seasonal fluctuations in the FST and POS markets which could cause our stock price to fluctuate.

Our FST business is highly dependent on the behavior patterns of our customers and their guests. Restaurants typically reduce purchases of equipment in the fourth calendar quarter due to the increased volume of transactions during the holiday period, which may negatively impact sales of our FST products or POS printers during that period. As a result, seasonality may cause fluctuations in our financial results, and other trends that develop may similarly impact our results of operations.

Risks Related to Competition, Sales and Marketing

We compete in highly competitive markets, which are likely to become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements.

We face significant competition in developing and selling our printers, terminals, software, labels and services.  Our principal competitors have substantial marketing, financial, development and personnel resources.  To remain competitive, we believe we must continue to provide:

•	technologically advanced products that satisfy user demands;

•	superior customer service;

•	high levels of quality and reliability; and

•	dependable and efficient distribution networks.

Index
We cannot ensure we will be able to compete successfully against current or future competitors.  Increased competition may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support.  For example, during 2025 we experienced increased competitive pressure in the POS automation market, which has led to price reductions on our POS automation printer and reduced sales in this market. In addition, some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products.  Any of these factors could reduce our earnings.

Our FST market operates in an emerging and evolving industry, which makes it difficult to evaluate the future prospects of this market.

We launched our BOHA! line of products in 2019 and have grown our FST offerings significantly since then.  This is  a continually evolving market as technology develops to automate back-of-house tasks that were historically performed manually.  This evolving nature of the FST market may make it difficult to evaluate our future prospects in this market and the risks and challenges we may encounter. These risks and challenges include, but are not limited to, our ability to:

•	accurately forecast our revenue and plan our operating expenses;

•	increase the number of customers (and retain existing customers and their guests) using our platform;

•	successfully compete with current and future competitors;

•	successfully expand our market presence in existing markets and enter new markets and geographies;

•	maintain and enhance the value of our reputation and brand;

•	develop and maintain strategic relationships with other market participants that provide complementary products;

•	adapt to rapidly evolving trends in the ways our customers interact with technology, including through the use of emerging artificial intelligence and machine learning technologies;

•	timely respond to customer needs with technology developments that enable our products to evolve to meet the changing demands of the marketplace;

•	avoid interruptions or disruptions in our service; and

•	manage the risk of loss relating to food safety issues if there is a failure of our offerings designed to help in part to assure perishable goods are safely preserved.

Risks Related to Intellectual Property and Data Security

Cybersecurity and privacy breaches, cyber-attacks, or other disruptions could expose us to liability, affect our business, and damage our reputation.

We are increasingly dependent on information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information of employees and, to a lesser extent, customers in connection with business operations. Further, our BOHA!  applications currently rely on a third-party cloud service provider and will continue to be hosted by existing third-party cloud service providers following the transition of the BOHA! source code to TransAct.  The secure maintenance of the information stored on our systems and such third-party systems is critical to our operations and business strategy. Any system outages, and any interruptions or other disruptions to our software applications, including as a result of unexpected errors or mistakes in connection with over-the-air updates, could materially adversely affect our business, results of operations, and financial condition.

In addition, some of the information that we and third-party service providers collect, store and transmit could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our extensive security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.  We have experienced such breaches in the past, but they have not had a material effect on our business, financial condition or results of operations. Any such breach that occurs in the future could compromise our networks or the networks of third-party service providers, and the information stored there could be accessed, publicly disclosed, lost or stolen, and our business operations may be interrupted. If our systems become compromised, we may not promptly discover the intrusion. In addition, the techniques used to obtain unauthorized access to networks, or to sabotage IT systems, change and evolve frequently, including through the use of artificial intelligence and quantum computing, and generally are not recognized until launched against a target.  We may be unable to anticipate these techniques or to implement adequate preventative measures.  Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses that we have been able to detect and eliminate, and incidents resulting in immaterial disruptions to our business that were remediated. If our systems fail or are breached or disrupted by future attacks, we could lose product sales and suffer other adverse consequences, such as reputational damage, litigation, remediation costs, ransomware payments, and loss of customer confidence and the confidence of our vendors and suppliers. Such incidents could require notification to affected individuals and may result in legal claims or proceedings and liability under federal and state laws that protect the privacy and security of personal information. If third parties use a cyber-attack to gain access to our proprietary information, they may sell it or use it to duplicate our products, which could put us at a competitive disadvantage. Any one of these events could cause our business to be materially harmed and our results of operations to be adversely impacted, and there can be no assurance that the insurance that we maintain to address certain aspects of cybersecurity risks will be sufficient to cover all losses or all types of claims that may arise.

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

Our intellectual property is valuable and provides us with certain competitive advantages.  Copyrights, patents, trademarks, service marks, trade secrets, technology licensing agreements, nondisclosure agreements and contracts are used to protect these proprietary rights. Despite these precautions, it may be possible for third parties to copy aspects of our products or, without authorization, to obtain and use information that we regard as trade secrets.  Our pending patents may be denied, and our patents may be circumvented by our competitors. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technologies. Our failure to adequately protect our proprietary rights could have a material adverse effect on our competitive position and our business.

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

We may face difficulty keeping up with market developments in artificial intelligence and machine learning, and any such developments may be subject to rapidly evolving and extensive regulation.

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

In addition, laws and regulations regarding artificial intelligence and machine learning are evolving rapidly.  Technology underlying artificial intelligence and machine learning, and the use of such technologies, are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection and competition laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations, which may vary by jurisdiction. Further, because these technologies are highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of artificial intelligence and machine learning.

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

We sell a significant amount of our products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales. In addition, our manufacturer and suppliers are largely located in Thailand.  As a result, our products are largely exported to one of our facilities in the United States, which makes our operations vulnerable to disruptions in trade that could adversely affect our business results.  For a discussion of risks related to our Thailand-based manufacturer, including tariffs and other trade actions, see the risk factor above captioned “We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals, and any further or future disruption in the businesses or operations of this manufacturer or changes to our relationship with this manufacturer/increased costs of products from this manufacturer, including as a result of political, social or economic instability, war, trade restrictions or tariffs, severe weather, changes in climate, additional public health crises and other events out of our control, could materially adversely affect our business, financial condition and results of operations.”

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

Risks Related to Global Political and Economic Conditions

We purchase component parts and labels from third-party and sole-source suppliers, and any interference with this supply chain may impact our ability to manufacture and sell our products.

We rely on third-party or sole-source suppliers to provide certain key components for our products.  We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments, increase prices or cease manufacturing or selling such components to us at any time, as occurred as a result of such as the shortages in global microchip availability we experienced during much of 2022 and 2023.  These disruptions resulted in delays in delivery of products to customers and similar disruptions in the future could result in additional delays, even if we are able to source components from alternate suppliers.  Supply chain disruptions have, in the past, impacted our ability to maintain sufficient inventory on hand.  As a result, we have paid, and if disruptions recur we may have to pay in the future, increased shipping charges to expedite our receipt of components and inventory and the delivery of finished products to our customers.  In addition, we have incurred increased costs to obtain certain products and components from alternate suppliers when our usual suppliers did not have products available for us, and we may incur such costs in the future if we need to seek alternate suppliers for any of our components.  Cost increases and component shortages may be exacerbated by events beyond our control, such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs (including those imposed by the U.S. government) and other related trade actions, trade wars, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, war (such as the ongoing military conflict between Russia and Ukraine and the conflicts in the Middle East) and other factors impacting supply and demand pressures.  Recurring or worsening disruptions in the supply chain of such component parts and consumable products could delay our production or release of our new products, cause us to incur additional freight costs and hinder our ability to meet our commitments to customers. If we are unable to obtain sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for the components, sales of our products could be delayed or halted entirely or we may have to redesign our products to help meet market demand, as we did with certain products during the supply chain disruptions experienced in 2022 and 2023.  In addition, supply chain constraints and the resulting delays affected customer ordering habits and customer demand by leading to a temporary increase in advance orders in 2022 and into 2023.  This resulted in a significant slowdown in customer order and shipment rates in 2024 as customers struggled to sell their on-hand inventory and continued into the first two months of 2025.  Further, there can be no assurance that any cost increases attributable to future supply chain disruptions can be fully offset by price increases, or that we will continue to be able to fulfill orders on time, and continued or prolonged impacts on our supply chain may result in lost sales, reduced gross margins or damage to our end-customer relationships, which would have a material adverse effect on our financial results.

Index
Catastrophic events, political unrest or a downturn in economic conditions may disrupt our business.

Geopolitical events, social unrest, war or the threat of war, including repercussions of the war  between Russia and Ukraine, the conflicts in the Middle East, tensions between China and Taiwan, terrorism, political instability, acts of public violence, boycotts, labor discord or disruptions, hostilities, pandemics or other public health crises, natural disasters or other catastrophic events may cause damage or disruption to our operations or the operations of our customers, international commerce, and the global economy, and thus could harm our business. In particular, the reactions of governments, markets, and the general public to such events, many of which are beyond our control, may result in a number of adverse consequences for our customers, business, operations, and results of operations.

For example, the continuing war between Ukraine and Russia, as well as the financial and trade-related restrictions associated with Russia and Belarus and economic sanctions on certain individuals and entities in Russia and Belarus, have impacted international trade relations and have contributed to sustained increases in the cost of materials, components, energy, freight and insurance.  If this war continues to persist or escalates, it may further disrupt global supply chains and could result in shortages of key materials or components that our suppliers require to satisfy our needs.  Any increases in the cost, or shortages, of raw materials, components or energy may continue to create supply issues that could constrain manufacturing levels for our products.

In addition, based on the complex relationships among China, Hong Kong, Taiwan, and the United States, and broader geopolitical developments, there is risk that political, diplomatic, and national security influences could lead to trade, technology, export-controls, sanctions or capital-markets restrictions, or other disruptions that may affect our business or suppliers in Asia. These tensions may be exacerbated by continuing or new sanctions imposed in connection with the Russia–Ukraine war. For example, the United States, the European Union and the United Kingdom have imposed sanctions and other restrictions on certain China- and Hong Kong-based entities in connection with the Russia–Ukraine war and related sanctions evasion concerns, and additional measures could be adopted or expanded. Any increase in geopolitical tensions or expansion of sanctions either in Russia or Belarus or against China- or Hong-Kong-based entities may have a significant negative impact on our business or on the regional or global economy.

In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Any downturn in the economy in general, including the impact of the Russia–Ukraine war and the conflicts in the Middle East, or in the food service or casino and gaming industries in particular could result in reduced demand for our products and could adversely affect our business and results of operations.  In addition, heightened security measures or responses to hostilities may cause certain governments to restrict the import or export of goods, as has occurred with respect to the export of oil from Russia, which may have an adverse effect on our ability to buy and sell goods or on the cost to obtain components.

Risks Related to Strategic Transactions and Business Growth

We may not be able to successfully identify and execute future acquisitions, dispositions or other strategic transactions or to successfully manage the impacts of such transactions on our operations.

We may from time to time pursue acquisitions, dispositions and other strategic alternatives.  Such transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) if we determined to pursue a disposition strategy, we may not be able to identify, pursue and close a transaction that provides adequate value to the Company and its stockholders; (iv) the potential departure of key personnel during the negotiation or pendency of a transaction; (v) the loss or reduction of control over certain of our assets; (vi) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (vii) an increase in the scope and complexity of our operations or the management of our business subsequent to a transaction; (viii) incurring additional indebtedness or the potential sale of additional shares of our common stock in public or private offerings to finance acquisitions or transactions, which may be dilutive to existing stockholders or cause the price of our common stock to decline; and (ix) the depletion of cash to pay for an acquisition. Further, there can be no assurance that we will find suitable opportunities for strategic transactions at acceptable prices or on acceptable terms, successfully negotiate required agreements, obtain sufficient financing on acceptable terms or at all if necessary, successfully close transactions after signing such agreements, or that any resulting transaction will have a positive effect on stockholder value. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations. We cannot predict the number, timing, or size of future strategic transactions, if any, or the effect that any such transactions might have on our operating results.

If we determine to pursue growth through acquisitions, there can be no assurance that we will be able to successfully implement a growth strategy, or that we can successfully manage expanded operations, if they occur.  If we expand, we may from time-to-time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion.  Failure to manage growth effectively could adversely affect our results of operations and financial condition.

Index
Risks Related to Regulations, Taxation, Governance and the Environment

We recorded a full valuation allowance on the value of our net deferred tax assets in the United States, and we expect to maintain that full valuation allowance on such assets until we are able to demonstrate a consistent pattern of profitability.

We currently have deferred tax assets, which may be used to reduce taxable income in the future.  We assess the realization of these deferred tax assets on a quarterly basis, and if we determine that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded.  During the fourth quarter 2024, while undertaking our quarterly assessment, the Company recorded a $7.3 million valuation allowance on the full value of the net deferred tax assets in the United States. We expect to continue to maintain a full tax valuation allowance on such assets until we are able to demonstrate a consistent pattern of profitability.  Although our net federal operating loss (NOL) carryforwards do not expire, their utilization is limited to 80% of future taxable income. Consequently, we may be required to pay federal income taxes in future periods where taxable income is generated, even if we have significant accumulated NOLs. We currently have no net deferred tax assets on our consolidated financial statements.

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

On March 3, 2020, we entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) governing a credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC (the “Lender”).  The Loan Agreement contains a number of significant covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our ability, and the ability of any future domestic subsidiary, to:

•	merge, consolidate, form subsidiaries or dispose of assets;

•	acquire assets outside the ordinary course of business;

•	enter into other transactions outside the ordinary course of business;

•	sell, transfer, return or dispose of collateral;

•	make loans to, or investments in, or enter into transactions with, affiliates;

•	incur or guarantee indebtedness, incur liens;

•	redeem equity interests while borrowings are outstanding under the credit facility;

•	change our capital structure; or

•	dissolve, divide, change our line of business or cease or suffer a disruption to all or a material portion of our business.

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

Index
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

Our business is subject to general economic conditions.  Uncertainty or negative trends in U.S. or international economic and investment climates, including the impact of developments in U.S.-China trade relations, tariffs and other trade actions, as well as economic impacts from the Russia-Ukraine war and conflicts in the Middle East, and inflation or other cost pressures (including with respect to labor, materials, freight and energy) or any other economic factors, could adversely affect our business.  For example, customers or potential customers could reduce or delay orders, key suppliers could become insolvent, which could result in production delays, and our customers may become insolvent or be unable to obtain credit.  Any of these possible effects could impact our ability to effectively manage inventory levels and collect receivables, create unabsorbed costs due to lower net sales, and ultimately decrease our net sales and profitability including write-downs of assets.

Our stock price may fluctuate significantly.

The market price of our common stock could fluctuate significantly in response to variations in quarterly operating results and other factors, such as:

•
prevailing domestic and international market and economic conditions, and conditions in the industries we serve, including current market volatility, inflation and pressures resulting from tariffs and other trade actions;

•	adverse business conditions faced by customers, or bankruptcies or store closures of our customers resulting from adverse economic conditions;

•	changes in our business, operations or prospects;

•	developments in our relationships with our customers or strategic partners;

•	announcements of new products or services by us or by our competitors;

•	announcement or completion of acquisitions by us or by our competitors;

•	changes in existing, or adoption of additional, government regulations;

•	developments or announcements with respect to our strategic review process and the pace of progress with respect to that process, and

•	unfavorable or reduced analyst coverage.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts may publish about us, our business, our markets and our competitors. We currently have limited analyst coverage, and no independent analyst coverage, and many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  If securities analysts do not cover our common stock in the future, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who cover us downgrade our stock, or if those analysts issue other unfavorable commentary about us or our business, our stock price may decline.

Our common stock is traded on the Nasdaq Global Market.  During the year ended December 31, 2025, the average daily trading volume for our common stock as reported by the Nasdaq Global Market was approximately 31,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase volatility and depress the price of our common stock.

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

In the future, we may sell additional shares of our common stock in public or private offerings, or we may obtain funds through a credit facility or by issuing debt or preferred securities. We may also issue additional shares of our common stock to finance future acquisitions. Shares of our common stock are also available for future issuance and sale pursuant to stock options and other equity awards that we have granted to our employees, and in the future, we may grant additional stock options, restricted stock units and other forms of equity compensation to our employees. Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our common stock to decline or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive. Sales of our common stock or the perception that such sales could occur may adversely affect prevailing market prices for shares of our common stock and could impair our ability to raise capital through future offerings. The Lender under our existing debt agreement has rights that are senior to your rights as a common stockholder, and if we obtain funds in the future through a credit facility or through the issuance of debt or preferred securities, the lenders of such facility or the holders of such securities would likely also have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

We do not intend to pay dividends for the foreseeable future, so investors must rely on price appreciation to realize a gain on their investment.

We have not declared or paid cash dividends on our capital stock since November 2019.  We currently intend to retain any future earnings to finance our operations and the expansion of our FST business, and we do not anticipate declaring or paying any dividends to holders of our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

The Company’s goodwill may become impaired, which could require a significant charge to earnings be recognized.

In accordance with GAAP, we review goodwill at least annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable, including as a result of declines in stock price, market capitalization, reduced future cash flow estimates or slower growth rates in our industry. Future operating results used in the assumptions underlying goodwill, such as sales or profit forecasts, may not materialize, and the Company may be required to record a significant charge to earnings in the financial statements for the period in which any impairment is determined, resulting in a decrease in our earnings or an increase in our losses in such period and an unfavorable impact on our results of operations.

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

We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.  As a smaller reporting company, we take advantage of specified scaled disclosures and other requirements that are otherwise applicable generally to public companies.

We intend to continue to take advantage of certain of the scaled disclosure requirements of smaller reporting companies and may continue to do so until we are no longer a smaller reporting company. We will continue to be a smaller reporting company for so long as (i) the market value of our shares held by non-affiliates as of the last business day of our second fiscal quarter is less than $250 million or (ii) our annual revenue is less than $100 million for our most recent fiscal year and the market value of our shares held by non-affiliates does not exceed $700 million as of the last business day of our second fiscal quarter.  We choose to take advantage of some but not all of these scaled disclosure requirements; therefore, the information that we provide stockholders may be different than one might get from other public companies.

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

Index
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

Item 1C. Cybersecurity

Risk Management and Strategy

The Company’s Board of Directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board of Directors is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

•
Governance: As discussed in more detail below under the heading “Governance,” the Board of Directors’ oversight of cybersecurity risk management is supported by the Audit Committee of the Board of Directors (the “Audit Committee”), which regularly interacts with the Company’s ERM function, the Company’s Vice President of Information Technology, other members of management and relevant management committees and councils, including management’s Sarbanes-Oxley & Cybersecurity Steering Committee.

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

Index
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

The Sarbanes-Oxley & Cybersecurity Steering Committee, in coordination with the Company’s outside legal counsel, works collaboratively across the Company and with various consultants to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The Vice President of Information Technology has served in various roles in information technology and information security for over 26 years and holds undergraduate and graduate degrees in computer science. As described in more detail above under the heading “Information about our Executive Officers,” the Company’s Chief Executive Officer and the President and CFO each hold undergraduate and graduate degrees in their respective fields, and each has over 30 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected, and are not reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition.

Item 2. Properties.
Our principal facilities are listed below.  We believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices	3,630	Leased	December 31, 2029
Ithaca, New York	Hardware design and development, assembly and service facility	73,900	Leased	May 31, 2026
Las Vegas, Nevada	Software design and development and casino and gaming sales office	9,400	Leased	June 30, 2031
Doncaster, UK	Sales office and service center	6,000	Leased	August 24, 2026
Macau, China	Sales office	180	Leased	April 30, 2026
		93,110

Item 3. Legal Proceedings.
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of December 31, 2025, we are not involved in any pending or, to our knowledge, threatened legal proceedings, including legal proceedings contemplated by governmental authorities, the outcome of which we believe would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures.
Not applicable.

Index
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Market under the symbol “TACT.”  As of February 28, 2026, there were 172 holders of record of the common stock.

Issuer Purchases of Equity Securities
We do not have an authorized repurchase program, and during the fourth quarter of 2025, we did not repurchase any shares of our common stock.

Dividend Policy
The Company does not currently pay cash dividends and does not intend to do so in the foreseeable future.

Recent Sales of Unregistered Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Recent Developments
On August 6, 2025, the Company announced that it acquired a perpetual license to a copy of the source code for the BOHA! software that it licenses from Avery Dennison.  Under the terms of the agreement, TransAct has obtained a perpetual and royalty free license to use, host, market, sublicense, distribute, copy, and modify the code as the Company sees fit for its business purposes. In addition to the perpetual and royalty free license, TransAct will also host the code in its own environment, which is expected to go live in mid-2026. The Company has taken delivery of the source code and the related hosting environment and has begun internal review and development activities related to the underlying code. Total consideration for the acquisition was $2.55 million, plus professional services fees of approximately $1.0 million for transition services to be provided by Avery Dennison, of which $1.5 million has been paid to date based on contractual milestone completion and transition services received. For information regarding the risks related to the BOHA! source code acquisition, please see Part I, Item 1A, Risk Factors under the sub-caption “We may not realize the expected benefits of our acquisition of a perpetual license to the BOHA! source code within the anticipated time frame or at all” and the sub-caption “Until the in-housing of the BOHA! source code is complete, we continue to rely on third party service providers to host our FST software and deliver certain services, and any interruptions or delays in services from these third parties could impair the delivery of our products and services, and our business, results of operations, and financial condition could be materially adversely affected.”

Current Trends
After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and during the year ended December 31, 2024. By September 30, 2025, we believe that all significant domestic customers had been able to sell through their on-hand inventory and had resumed ordering, contributing to more normalized casino and gaming sales for the first nine months of 2025. During the fourth quarter of 2025, some domestic casino and gaming customers indicated slowing demand, and one large customer indicated they were in an overstock position while awaiting jurisdictional approvals on new machines.  We believe this more recent softness reflects a combination of customer-specific ordering dynamics and broader macroeconomic conditions affecting the casino and gaming industry. While these conditions impacted our casino and gaming sales in the fourth quarter of 2025, we expect demand to improve as customer inventory levels continue to normalize and installations proceed, although the timing and extent of any improvement will depend on prevailing economic and industry conditions in the casino and gaming market as we move through 2026.

We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals. During 2025, the U.S. government announced and implemented various trade-related actions, including the imposition of tariffs on imports from several countries, including Thailand.  A recent decision of the U.S. Supreme Court invalidated certain previously imposed U.S. tariffs and has resulted in increased uncertainty regarding the scope, durability and implementation of U.S. trade policy, including the potential for new, modified or reinstated tariffs through legislative or executive action.

These tariffs have impacted, and if continued, reinstated or increased, may continue to impact, certain goods that are assembled and imported into the United States from our manufacturer in Thailand. The majority of raw components used in the manufacturing and assembly of our printers and terminals are sourced locally in Thailand, and to a lesser extent, from other countries in the region, including China. As a result, we currently have a limited ability to mitigate the expected impact of tariffs on goods sold into the United States through alternative sourcing or manufacturing. We have mitigated these tariffs by raising prices to customers, but there can be no assurance that we will be able to pass on all tariff costs to customers via price increases.

While tariffs did not materially impact our net income for fiscal 2025, we expect that any continuing or reinstated tariffs on goods imported from Thailand would impact our financial results going forward if implemented. There can be no assurance that future price increases and other mitigation efforts will be successful in offsetting future tariffs. In addition, it is uncertain whether other countries will continue to seek further negotiations or retaliate as future developments occur, whether the U.S. government will reconsider or adjust tariffs based upon continued future negotiations, or grant further exemptions, and what types of products will be eligible for such exemptions, if granted, or what actions the executive or legislative branch may take to impose new, modified or reinstated tariffs following the recent Supreme Court decision. The Company continues to monitor the rapidly evolving and uncertain tariff and global trade environment and the potential impacts to its Consolidated Financial Statements.

Index
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

Revenue Recognition – Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. The application of GAAP to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, the determination of whether revenues related to our revenue contracts should be recognized over time or at a point in time.  We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our printers, terminals, labels and replacement parts.  For our warranty, software applications and maintenance agreements, revenue is generally recognized ratably over the contract period. Other significant judgments include contracts that contain multiple performance obligations (most commonly when contracts include a hardware product, software, financing and extended warranties) which require a contract’s transaction price to be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation.  Both of these determinations impact the timing and amount of our reported revenues and net income and loss.

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate for expected credit losses based on an expected loss methodology which considers a broad range of information to estimate expected credit losses, including historical information, current economic conditions and a reasonable forecast period.  Our reserve for expected credit losses as of December 31, 2025 was $0.5 million, or 7% of outstanding trade accounts receivable, which we believe is appropriate considering the overall quality of our accounts receivable.  Although credit losses have historically been within expectations and the reserves established, there is no assurance that our credit loss experience will continue to be consistent with historical experience.  While we believe that our allowance for credit losses is adequate and represents our best estimate of future losses, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates.

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

Index
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

As of December 31, 2025, upon the completion of our annual assessment for impairment, we have determined that no goodwill or intangible asset impairment has occurred and the fair value of the Company was substantially higher than our carrying value.

We have evaluated the recoverability of the assets on our Consolidated Balance Sheet as of December 31, 2025 in accordance with relevant authoritative accounting literature. We have considered the effects caused by the global supply chain disruptions, inflation and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Form 10-K and reflected accordingly in the accompanying consolidated financial statements.

Income Taxes – We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  In preparing our Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  Among other things, this provision prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. It also requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a 50% likelihood) that the income tax position will be sustained based solely on its technical merits.  When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information.  The accounting guidance also clarifies the method for accruing interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements.  This involves estimating the actual current tax exposure together with assessing temporary differences between the tax basis of certain assets and liabilities and their reported amounts in the financial statements, as well as net operating losses, tax credits and other carryforwards.  These differences result in deferred tax assets and liabilities, which are reflected in our Consolidated Balance Sheets.  We then assess the likelihood that the deferred tax assets will be realized from future taxable income.

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

In 2024, TransAct recognized a $7.3 million discrete income tax charge for a valuation allowance on the full value of the net deferred tax assets in the United States.  The company’s deferred tax assets generated by net operating losses have an unlimited life and R&D credit carryforwards have a twenty-year life. After weighing all available positive and negative evidence, as described above, management determined that it was no longer more likely than not that TransAct will realize the tax benefit of these deferred tax assets. This was mainly driven by a cumulative taxable loss over the three preceding fiscal years (2022 through 2024), combined with a near term outlook of future taxable losses (a taxable loss was generated in 2025 as well).  The need for this valuation allowance will be assessed on a quarterly basis in future periods and, as a result, a portion, or all of the allowance, may be reversed based on changes in facts and circumstances.

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

Index
Results of Operations: Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Sales.  Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2025 and 2024 are detailed in the below table.

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2025		December 31, 2024		$ Change	% Change
FST	$19,318	37.5%	$16,101	37.1%	$3,217	20.0%
POS automation	2,213	4.3%	3,361	7.8%	(1,148)	(34.2%)
Casino and gaming	26,873	52.2%	20,348	46.9%	6,525	32.1%
TSG	3,076	6.0%	3,574	8.2%	(498)	(13.9%)
	$51,480	100.0%	$43,384	100.0%	$8,096	18.7%

International*	$9,365	18.2%	$9,899	22.8%	$(534)	(5.4%)

*	International sales do not include sales of products to domestic distributors or other customers who in turn ship those products to international destinations.

Net sales for 2025 increased $8.1 million, or 19%, from 2024.  Printer, terminal and other hardware sales volume increased by 19% to approximately 94,000 units for 2025, driven largely by a 32% increase in unit volume from the casino and gaming market, and to a much lesser extent, an 18% hardware unit volume increase in our FST market. These increases were somewhat offset by a 32% decrease in unit volume in the POS automation market.  For more information about the sales volume changes described above, please refer to the results of operations for each of our markets discussed further below.  The average selling price of our printers, terminals and other hardware increased approximately 5% during 2025 compared to 2024 due in part to increased costs in the latter part of 2025 resulting from U.S. tariffs imposed on our products assembled in Thailand, which have generally been passed on in the form of price increases to our customers. This additional cost primarily relates to an agreement which was made between the U.S. Government and Thailand to establish a U.S. tariff of 19% on goods imported from Thailand, effective August 7, 2025. The Company is closely monitoring developments relating to tariffs and the evolving international trade environment, including the implications of the recent U.S. Supreme Court ruling.

International sales for 2025 decreased $0.5 million, or 5%, compared to 2024 due primarily to a 7% decrease in sales within the international casino and gaming market.

FST. Our primary offering in the FST market is our line of BOHA! products. The BOHA! product suite combines our latest generation terminal or workstation, which includes one or two printers, with our BOHA! labeling, timers, and media software.  In addition, customers may individually purchase cloud-based software applications that connect to an application on a separate mobile device into a solution to automate back-of-house operations in restaurants, convenience stores and food service operations. The additional software offering of BOHA! consists of a variety of individually purchased software-as-a-service (“SaaS”) based applications for both Android and iOS operating systems, including applications for temperature monitoring, temperature taking, checklists, and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as tablets, temperature sensors, and gateways. The BOHA! Terminal, and the more recently launched Terminal 2, combine an operating system and hardware components in a single touchscreen device with one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminal, Terminal 2, and WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved touchscreen functions are available on the device and to allow over-the-air updates to the operating system. BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants, convenience stores, hospitality establishments, and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty, service contracts, and technical support services. Sales of our worldwide FST products for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2025		December 31, 2024		$ Change	% Change
Domestic	$17,886	92.6%	$14,719	91.4%	$3,167	21.5%
International	1,432	7.4%	1,382	8.6%	50	3.6%
	$19,318	100.0%	$16,101	100.0%	$3,217	20.0%

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2025		December 31, 2024		$ Change	% Change
Hardware	$7,076	36.6%	$5,319	33.0%	$1,757	33.0%
Software, labels and other recurring revenue	12,242	63.4%	10,782	67.0%	1,460	13.5%
	$19,318	100.0%	$16,101	100.0%	$3,217	20.0%

Index
Sales in our FST market increased $3.2 million, or 20%, in 2025 compared to 2024 driven primarily by a 33% increase in sales of BOHA! hardware, which was primarily driven by sales of our new BOHA! Terminal 2 which replaced our BOHA! Terminal 1. Hardware sales were also impacted by a 43% decline (albeit from a small base) of our AccuDate 9700 terminals which we discontinued at the end of 2023 and a 25% increase in sales of our BOHA! Workstations.

During the second quarter of 2024, a significant customer notified us that it would be terminating service, including its BOHA! software subscriptions and label sales, for its existing installed base of BOHA! Terminals by the middle of July 2024. Total sales to this customer (including hardware, software, labels and other recurring revenue) were approximately $0.9 million in 2024.  We had a de minimis amount of sales to this customer in 2025. Despite the loss of this customer, software, labels and other recurring revenue increased $1.5 million, or 14%, compared to the prior year period due primarily to higher label sales to a new sushi customer (approximately $0.8 million) and one existing convenience store customer (up approximately $0.5 million).

We expect FST revenue to be higher in 2026 than in 2025 as we continue to focus on growing our installed base of terminals and the related recurring revenue (primarily the sale of labels and subscription software revenue.

POS automation. Revenue from the POS automation market includes sales of our Ithaca 9000 thermal printer used primarily by McDonald’s, and to a much lesser extent, other quick-service restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print liner-less labels.  Sales of our worldwide POS automation products for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2025		December 31, 2024		$ Change	% Change
Domestic	$2,208	99.8%	$3,361	100.0%	$(1,153)	(34.3%)
International	5	0.2%	–	–	5	N/A
	$2,213	100.0%	$3,361	100.0%	$(1,148)	(34.2%)

Sales of POS automation printers decreased $1.1 million, or 34%, in 2025 compared to 2024. We continue to experience competitive pressure that has resulted in a lower level of sales as well as a reduction in our average selling prices.

We expect 2026 POS automation sales to be relatively consistent with 2025 levels.

Casino and gaming. Revenue from our casino and gaming market includes sales of thermal printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks, charitable gaming establishments, and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market. This gaming market includes gaming machines such as Amusement with Prizes, Skills with Prizes, and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution (including annual software maintenance) that enables casino operators to create promotional coupons and marketing messages for printing in real time at slot machines.  Sales of our worldwide casino and gaming products for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2025		December 31, 2024		$ Change	% Change
Domestic	$19,586	72.9%	$12,522	61.5%	$7,064	56.4%
International	7,287	27.1%	7,826	38.5%	(539)	(6.9%)
	$26,873	100.0%	$20,348	100.0%	$6,525	32.1%

Domestic sales of our casino and gaming products in 2025 increased by $7.1 million, or 56%, compared to 2024. Sales in 2024 were negatively impacted as many of our customers had accumulated higher-than-normal levels of inventory of our product as a hedge during the worldwide supply chain crisis during 2022 and 2023. As a result, during 2024, we experienced a significant slowdown in their order and shipment rates as they worked through this excess inventory. Sales increased in 2025 compared to 2024 as most of our major domestic casino and gaming customers had worked through their on-hand inventory by the first quarter of 2025 and were ordering at normalized levels in the second and third quarters of 2025. In addition, sales in 2025 benefitted from sales of our casino printer to a new OEM customer for the use in charitable gaming establishments. However, we believe this customer is now in an overstock position awaiting jurisdictional approvals to install new gaming machines. As a result, we expect a more moderate pace of sales to this new customer in 2026. Though we experienced slowing demand from our domestic OEM customers during the fourth quarter of 2025, we expect to demand to resume more normalized levels in 2026. As a result of these factors, we expect our domestic casino and gaming sales to be slightly lower in 2026 compared to 2025.

Our international casino and gaming sales were down $0.5 million or 7% in 2025 compared to 2024. This decrease is largely due to a significant European OEM still working down an overstock of their on-hand inventory. Despite this, we expect international sales in 2026 to be higher than in 2025 due to anticipated strengthening demand as well as additional contributions from our roll-fed gaming printer that we believe will begin to gain traction in the international markets.

Index
TSG: Revenue generated by TSG includes sales of consumable products (POS receipt paper and ribbons for non-FST legacy products), replacement parts and accessories, maintenance and repair services, and shipping and handling charges.  Sales in our worldwide TSG market for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2025		December 31, 2024		$ Change	% Change
Domestic	$2,435	79.2%	$2,883	80.7%	$(448)	(15.5%)
International	641	20.8%	691	19.3%	(50)	(7.2%)
	$3,076	100.0%	$3,574	100.0%	$(498)	(13.9%)

The decrease of $0.4 million, or 16%, in domestic revenue from TSG during 2025 as compared to 2024 resulted primarily from a $0.3 million, or 20%, decrease in sales of replacement parts and a $0.2 million, or 22%, decrease in repairs, partially offset by a $0.1 million, or 26%, increase in shipping charges (as a result of higher overall sales volume in 2025 compared to 2024).  Also contributing to the decline was a $0.1 million, or 75%, decrease in consumable sales as we are no longer focused on selling these legacy products (POS paper and ribbons) and we expect to have virtually no sales of these legacy products in 2026. Internationally, TSG revenue decreased 7% during 2025 compared to 2024, due primarily to a decline in sales of replacement parts and accessories to international casino and gaming customers.

Gross Profit.  Gross profit information for the years ended December 31, 2025 and 2024 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$25,015	$21,482	16.4%	48.6%	49.5%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and our line of BOHA! products, and royalty payments to third-parties, including to the third party licensor of our food service technology software products.  Gross profit increased $3.5 million, or 16% primarily driven by an increase of sales of $8.1 million in 2025 compared to 2024, partially reduced by lower gross margin in 2025 as discussed below. Gross margin decreased 90 basis points from 49.5% in 2024 compared to 48.6% in 2025. largely due to higher sales of BOHA! hardware products which carry lower average margins than our other products, and to a lesser extent, increased overhead costs, inflation, tariffs and lower prices on our POS automation printer due to increased competitive pressure.

We expect gross margin for 2026 to be relatively consistent with 2025..

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development information for the years ended December 31, 2025 and 2024 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$6,701	$6,977	(4.0%)	13.0%	16.1%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contracted software development expenses including those to the third-party licensor of our food service technology software products).  Engineering, design and product development expenses decreased $0.3 million, or 4%, in 2025 compared to 2024 due to cost reduction initiatives taken in the second quarter of 2024 (the full benefit of which was realized in 2025), including a reduction of contracted software development expenses, partially offset by higher incentive compensation due to improved financial results in 2025 compared to 2024.

Operating Expenses - Selling and Marketing.  Selling and marketing information for the years ended December 31, 2025 and 2024 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$8,433	$8,195	2.9%	16.4%	18.9%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses increased $0.2 million, or 3%, during 2025 compared to 2024 due largely to higher costs related to programs to further improve the Company’s go-to-market strategy as well as higher sales commissions and incentive compensation due to improved financial results in 2025 compared to 2024, partially offset by cost reduction initiatives including reduced headcount, trade show and other marketing expenses.

Index
Operating Expenses - General and Administrative.  General and administrative information for the years ended December 31, 2025 and 2024 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$11,296	$9,936	13.7%	21.9%	22.9%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll-related expenses for our Chief Executive Officer, Chief Financial Officer, accounting, human resources, corporate development and information technology staff, corporate headquarters expenses, professional and legal expenses, information technology expenses, and other expenses related to being a publicly traded company.  General and administrative expenses increased $1.4 million, or 14%, during 2025 compared to 2024. This increase was driven largely by higher incentive compensation and share-based compensation expense due to improved financial results in 2025 compared to 2024. These increases were partially offset by the impact of cost reduction initiatives taken in the second quarter of 2024.

Operating Loss.  Operating loss information for the years ended December 31, 2025 and 2024 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales – 2025	Total Sales – 2024
$(1,415)	$(3,626)	61.0%	(2.7%)	(8.4%)

Our operating loss improved by $2.2 million, or 61%, during 2025 compared to 2024 as a $3.5 million, or 16% increase, in gross profit on 19% higher sales was partially offset by a $1.3 million or 5% increase in operating expenses in 2025 compared to 2024.

Interest, net.  We recorded net interest income of $198 thousand in 2025 compared to net interest income of $147 thousand in 2024. During 2025 we earned more interest income than in 2024 due to higher levels of invested cash on hand (cash and cash equivalents were $20.4 million and $14.4 million at December 31, 2025 and 2024, respectively). During both 2025 and 2024 we incurred interest expense related to minimum borrowings required pursuant to the Siena Credit Facility. Following the November 2024 amendment of the Siena Credit Facility, we were required to maintain outstanding borrowings of at least $3 million in principal amount, an increase from $2.25 million prior to the amendment.  The interest rate of our Siena Credit Facility was 8.50% and 9.25% as of December 31, 2025 and 2024, respectively. See Note 9 – Borrowings to the accompanying consolidated financial statements.

Other, net.  We recorded other income of $133 thousand in 2025 compared to other expense of $89 thousand in 2024.  The other income in 2025 is related to foreign exchange gains recorded by our UK subsidiary  compared to foreign exchange losses of $89 thousand in 2024. Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. Dollar, which may be impacted by volatility in global economic conditions and political instability throughout the world.

Income Taxes.  We recorded income tax expense in 2025 of $0.2 million at an effective tax rate of (14.4%), compared to income tax expense in 2024 of $6.3 million at an effective tax rate of (176.4%).  Our tax expense in 2025 only included taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States. The effective tax rate for 2024 was unusually high due to an income tax charge of $7.3 million related to the write down of our U.S. net deferred income tax asset as more fully described below (See Note 11 – Income taxes to the accompanying consolidated financial statements). We continue to believe this tax valuation allowance is required as of December 31, 2025. As such, the Company has not recorded any U.S. federal tax benefits associated with losses recorded in 2025.

Net Loss.  As a result of the above, we reported a net loss for the year ended December 31, 2025 of $1.2 million, or ($0.12) per diluted share, compared to a net loss of $9.9 million, or ($0.99) per diluted share in 2024.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities.  Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, the purchase of a copy of the source code and capitalized software development costs related to our BOHA! software, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms.

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

During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that included reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third-party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We estimated annual cost savings from these initiatives to be approximately $3.0 million and we realized the full savings from these actions in 2024. We also began an additional cost reduction initiative in the second quarter of 2024 focused largely on further reducing employee headcount and other external third-party resources. Savings from this initiative were realized beginning in the third quarter of 2024 and resulted in approximately $2.0 million of savings on an annualized basis. Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as supply chain disruptions and inflation are sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See Part I, Item 1A, Risk Factors, of this Form 10-K for further discussion of risks related to global economic conditions, supply chain disruptions and inflation.

Index
Cash Flow
During 2025, our cash balance increased $6.0 million, or 42% (versus an increase of $2.1 million in 2024) due primarily to operating activities, including a reduction in inventory of $5.4 million and an increase in accrued liabilities and other liabilities of $1.9 million. Investing activities used $1.6 million in cash, primarily attributed to capitalized software development costs. We had $20.4 million in cash and cash equivalents as of December 31, 2025, of which $310 thousand was held by our UK subsidiary.

Operating activities: The following significant factors primarily affected our cash provided by operating activities of $7.7 million in 2025 as compared to cash provided by operating activities of $1.9 million in 2024.

For 2025:
•	We reported a net loss of $1.2 million.
•	We recorded depreciation and amortization of $0.7 million and share-based compensation expense of $1.8 million.
•	Inventory decreased $5.4 million despite higher sales in 2025 due to an inventory reduction program we put into place in the latter part of 2024.
•	Accrued liabilities and other liabilities increased $1.9 million due primarily to an increase in our employee bonus accrual.
•	Accounts payable decreased $1.0 million due to a reduction in inventory purchases and the timing of cash disbursements.

For 2024:
•	We reported a net loss of $9.9 million.
•	We recorded depreciation and amortization of $1.0 million and share-based compensation expense of $1.2 million.
•	We recorded a decrease in our net deferred tax assets of $6.3 million due to an income tax charge of $7.3 million related to the write down of our U.S. net deferred income tax asset.
•	Accounts receivable decreased $3.3 million primarily due to lower sales volume in 2024.
•	Inventories decreased $1.6 million primarily due to lower sales volume in 2024.
•	Accrued liabilities and other liabilities decreased $1.8 million due to lower employee bonus and payroll accruals in 2024 compared to 2023.

Investing activities:  Our capital expenditures were $0.1 million and $0.3 million in 2025 and 2024, respectively.  We also incurred $1.5 million in capitalized software development costs during 2025 related to our purchase of a copy of the source code related to our BOHA! line of products.

Financing activities:  Financing activities used $0.1 million in 2025 related to withholding taxes paid on stock issuances while financing activities provided $0.6 million of cash in 2024 due primarily to proceeds received from the increase in the required minimum borrowings on our Siena Credit Facility.

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

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, and borrowings available under our Siena Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures,  fund the purchase of a copy of the source code and capitalized software development costs related to our BOHA! software, and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the ultimate impact of current global economic pressures and uncertainty relating to tariffs, inflationary pressures and market instability is unknown.

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

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through December 31, 2025.

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

Index
As of December 31, 2025 and 2024, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at interest rates of 8.5% and 9.25%, respectively.  We had $3.8 million of net borrowing capacity available under the Siena Credit Facility at December 31, 2025.

As stated above, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash and continue to evaluate alternative sources of funding as necessary.

Stock Repurchase Program
During 2025 and 2024, we did not repurchase any shares of our common stock.

Shareholders’ Equity
Shareholders’ equity increased $0.5 million, or 2%, to $31.1 million at December 31, 2025 from $30.6 million at December 31, 2024.  The increase  was primarily due to share-based compensation expense related to stock awards of $1.7 million (net of withholding taxes paid by relinquishment of shares) in 2025, partially offset by a net loss of $1.2 million in 2025.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.
The financial statements of the Company are annexed to this Form 10-K as pages F-5 through F-24.  The Reports of Independent Registered Public Accounting Firms are annexed to this Form 10-K as of page F-2.  An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2025. Based on this evaluation of our disclosure controls and procedures as of December 31, 2025, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed our internal control over financial reporting as of December 31, 2025. Our management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, TransAct maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)	None

(b)
During the fourth quarter of 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

Index
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Set forth in Part I, Item 1. Business of this Form 10-K, under the heading “Information about our Executive Officers,” is certain information regarding our executive officers, and information regarding our code of ethics is set forth below.  The remaining information in response to this item is incorporated herein by reference to the disclosure, if any; that will be contained, as applicable, under the headings “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Director Nomination Process,” “Corporate Governance – Committees of the Board” and “Executive Compensation – Insider Trading Policy” in our Proxy Statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of the year covered by this Form 10-K.

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

Item 11. Executive Compensation.
The information in response to this item will be contained in the Proxy Statement under the headings “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at 2025 Fiscal Year-End,” “Potential Payments Upon Termination or Change in Control,” “Pay Versus Performance,” and “Director Compensation for Fiscal Year 2025” and is incorporated herein by reference.

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

Equity Compensation Plan Information
Information regarding our equity compensation plans as of December 31, 2025 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan	1,302,870	$8.03	1,002,690
Total	1,302,870	$8.03	1,002,690

In May 2014, our stockholders approved the adoption of the 2014 Equity Incentive Plan.  In May 2020, our stockholders approved an amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares of common stock which may be subject to awards granted under the plan from 1,400,000 to 2,200,000 shares.  In June 2023, our stockholders approved an amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares of common stock which may be subject to awards granted under the plan from 2,200,000 to its current level of 2,900,000 and to change the date of adoption of the 2014 Equity Incentive Plan to April 17, 2023 (thereby extending its expiration date to April 17, 2033).  The 2014 Equity Incentive Plan generally provides for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  The Company does not have any equity plans that have not been approved by its stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information in response to this item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance – Board Leadership Structure and Independence” and is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025 and 2024
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
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

3.2*	Amended and Restated By-Laws of TransAct Technologies Incorporated (as of February 25, 2026).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A (No. 333-06895) filed with the SEC on August 1, 1996).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 13, 2024).
10.1(x)	2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on June 1, 2005).
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

10.11(x)
Severance Agreement by and between TransAct and Tracey S. Winslow, dated as of December 22, 2023 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 24, 2025).

10.12(x)
Severance Agreement by and between TransAct and William J. DeFrances, dated as of August 3, 2022 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 24, 2025).

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

10.19
Amendment No. 4 to Lease Agreement between Bomax Properties, LLC and TransAct, dated July 15, 2022 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 24, 2025).

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

10.28
Letter Amendment, dated May 1, 2023 (Amendment No. 3), to Loan and Security Agreement between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 4, 2023).

10.29
Amendment No. 4 To Loan and Security Agreement, dated as of November 20, 2024, between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on November 21,2024).

10.30
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

10.33
Lease Agreement by and between  Constantino Noval Nevada 3, LLC and Transact Technologies Incorporated, dated February 9, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on February 13, 2026).

10.34†
Source Code Purchase and Perpetual License Agreement, dated as of August 5, 2025 by and between TransAct Technologies Incorporated and Avery Dennison Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on August 6, 2025).

19*	TransAct Technologies Incorporated Insider Trading Policy.

Index
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021).
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
TransAct Technologies Incorporated Clawback Policy in the Event of a Financial Restatement (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 13, 2024).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(x)	Management contract or compensatory plan or arrangement.

*	These exhibits are filed herewith.

†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K.

‡	These exhibits are furnished herewith

(b)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K under the Exchange Act are included in the Exhibit Index above under a(3) of this Item 15.

(c)	Financial Statement Schedules.

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

Date: March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Dillon	Chief Executive Officer and Director	March 12, 2026
John M. Dillon	(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer, Treasurer and Secretary	March 12, 2026
Steven A. DeMartino	(Principal Financial Officer)

/s/ William J. DeFrances	Vice President and Chief Accounting Officer	March 12, 2026
William J. DeFrances	(Principal Accounting Officer)

/s/ Haydee Ortiz Olinger	Chair of the Board	March 12, 2026
Haydee Ortiz Olinger

/s/ Audrey P. Dunning	Director	March 12, 2026
Audrey P. Dunning

/s/ Daniel M. Friedberg	Director	March 12, 2026
Daniel M. Friedberg

/s/ Randall S. Friedman	Director	March 12, 2026
Randall S. Friedman

/s/ Emanuel P. N. Hilario	Director	March 12, 2026
Emanuel P. N. Hilario

Index
TRANSACT TECHNOLOGIES INCORPORATED

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
TransAct Technologies Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TransAct Technologies Incorporated (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

A majority of the Company’s excess and obsolete inventory reserve relates to excess quantities of products, based on the Company’s inventory levels and future product purchase commitments compared to assumptions relating to future demand and market conditions. As of December 31, 2025, the Company’s consolidated inventories balance was $10.858 million.

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

•	Recalculated the inventory reserve based on the Company’s policy and our knowledge obtained above. Ensure mathematical accuracy and test the computations for a sample of inventory items;
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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).
Hartford, CT
March 12, 2026

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
TransAct Technologies Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TransAct Technologies Incorporated (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2020 through 2025.

Hartford, CT
March 24, 2025, except for Note 11, to which the date is March 12, 2026

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$20,433	$14,394
Accounts receivable, net of allowance for expected credit losses of $476 and $474	6,364	6,507
Inventories	10,858	16,161
Prepaid income taxes	399	401
Other current assets	754	899
Total current assets	38,808	38,362

Fixed assets, net of accumulated depreciation of $18,519 and $19,468	1,243	1,818
Right-of-use assets, net	557	1,141
Goodwill	2,621	2,621
Intangible assets, net of accumulated amortization of $1,606 and $1,606	1,503	–
Other assets	37	92
	5,961	5,672
Total assets	$44,769	$44,034

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$3,000	$3,000
Accounts payable	3,539	4,569
Accrued liabilities	4,763	3,253
Lease liabilities	346	955
Deferred revenue	1,400	1,107
Total current liabilities	13,048	12,884

Deferred revenue, net of current portion	355	246
Lease liabilities, net of current portion	215	231
Other liabilities	35	40
	605	517
Total liabilities	13,653	13,401

Commitments and contingencies (see Notes 9 and 15)

Shareholders’ equity:
Preferred stock, $0.01 value, 4,800,000 authorized, none issued and outstanding	–	–
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	–	–
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2025 and 2024; 14,170,676 and 14,068,049 shares issued; 10,125,834 and 10,023,207 shares outstanding, at December 31, 2025 and 2024, respectively	141	141
Additional paid-in capital	59,824	58,141
Retained earnings	3,275	4,515
Accumulated other comprehensive loss, net of tax	(14)	(54)
Treasury stock, 4,044,842 shares, at cost	(32,110)	(32,110)
Total shareholders’ equity	31,116	30,633
Total liabilities and shareholders’ equity	$44,769	$44,034

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024

Net sales	$51,480	$43,384
Cost of sales	26,465	21,902

Gross profit	25,015	21,482

Operating expenses:
Engineering, design and product development	6,701	6,977
Selling and marketing	8,433	8,195
General and administrative	11,296	9,936
	26,430	25,108

Operating loss	(1,415)	(3,626)
Interest and other income (expense):
Interest expense	(339)	(322)
Interest income	537	469
Other, net	133	(89)
	331	58

Loss before income taxes	(1,084)	(3,568)
Income tax expense	(156)	(6,295)
Net loss	$(1,240)	$(9,863)

Net loss per common share:
Basic	$(0.12)	$(0.99)
Diluted	$(0.12)	$(0.99)

Shares used in per-share calculation:
Basic	10,087	9,997
Diluted	10,087	9,997

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2025	2024

Net loss	$(1,240)	$(9,863)
Foreign currency translation adjustment, net of tax	40	(5)

Comprehensive loss	$(1,200)	$(9,868)

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity
Balance, December 31, 2023	9,958,811	$140	$57,055	$14,378	$(32,110)	$(49)	$39,414
Issuance of common stock on restricted stock units	74,995	1	–	–	–	–	1
Relinquishment of stock awards and deferred stock units to pay withholding taxes	(10,599)	–	(71)	–	–	–	(71)
Share-based compensation expense	–	–	1,157	–	–	–	1,157
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(5)	(5)
Net loss	–	–	–	(9,863)	–	–	(9,863)
Balance, December 31, 2024	10,023,207	141	58,141	4,515	(32,110)	(54)	30,633
Issuance of common stock on restricted stock units	129,858	–	–	–	–	–	–
Relinquishment of stock awards and deferred stock units to pay withholding taxes	(27,231)	–	(119)	–	–	–	(119)
Share-based compensation expense	–	–	1,802	–	–	–	1,802
Foreign currency translation adjustment, net of tax	–	–	–	–	–	40	40
Net loss	–	–	–	(1,240)	–	–	(1,240)
Balance, December 31, 2025	10,125,834	$141	$59,824	$3,275	$(32,110)	$(14)	$31,116

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,240)	$(9,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	1,802	1,157
Depreciation and amortization	672	1,037
Deferred income taxes	–	6,304
Loss on disposal of fixed assets	17	–
Foreign currency transaction (gains) losses	(239)	89
Changes in operating assets and liabilities:
Accounts receivable	179	3,315
Inventories	5,445	1,607
Prepaid income taxes	22	(80)
Other current and long-term assets	176	(43)
Accounts payable	(1,025)	149
Accrued liabilities and other liabilities	1,864	(1,811)
Net cash provided by operating activities	7,673	1,861

Cash flows from investing activities:
Capital expenditures	(109)	(322)
Capitalized software development costs	(1,503)	–
Net cash used in investing activities	(1,612)	(322)

Cash flows from financing activities:
Proceeds from bank borrowings	–	750
Withholding taxes paid on stock issuance	(119)	(71)
Payment of bank financing costs	–	(45)
Net cash (used in) provided by financing activities	(119)	634

Effect of exchange rate changes on cash and cash equivalents	97	(100)

Increase in cash and cash equivalents	6,039	2,073
Cash and cash equivalents, beginning of period	14,394	12,321
Cash and cash equivalents, end of period	$20,433	$14,394

Supplemental cash flow information:
Interest paid	$317	$272
Income taxes paid	162	499
Non-cash capital expenditures	15	9

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated (together with its subsidiaries, “TransAct,” the “Company,” “we,” “us,” or “our”), which has its headquarters in Hamden, Connecticut and its primary operating facility in Ithaca, New York, operates in one operating segment: software-driven technology and printing solutions for high growth markets including food service technology, casino and gaming and “point of sale” (“POS”) automation markets.  Our solutions are designed from the ground up based on market and customer requirements and are sold under the BOHA!TM, AccuDate™, Epic, Ithaca®, and EPICENTRAL® product brands.  We sell our products to original equipment manufacturers, value-added resellers, select distributors, and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and consumables to its growing worldwide installed base of products.  We also generate revenue from the after-market side of the business, providing printer and terminal service, labels and spare parts in addition to revenue from our two software solutions; (i) our line of BOHA! software applications used to automate the back-of-house operations of restaurants, convenience stores and food service operators and (ii) the EPICENTRAL Print System (“EPICENTRAL”), that enables casino operators to create promotional coupons and marketing messages and print them in real time at the slot machine.

After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and during the year ended December 31, 2024. By the first quarter of 2025, we believe that all significant domestic customers had been able to sell through their on-hand inventory and had resumed ordering, contributing to more normalized casino and gaming sales for the first nine months of 2025. During the fourth quarter of 2025, some domestic casino and gaming customers indicated slowing demand, and one large customer indicated they were in an overstock position while awaiting jurisdictional approvals on new machines.  We believe this more recent softness reflects a combination of customer-specific ordering dynamics and broader macroeconomic conditions affecting the casino and gaming industry. While these conditions impacted our casino and gaming sales in the fourth quarter of 2025, we expect demand to improve as customer inventory levels continue to normalize and installations proceeding, although the timing and extent of any improvement will depend on prevailing economic and industry conditions in the casino and gaming market as we move through 2026.

Use of Assumptions and Estimates
Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, interest rates, capital expenditures and other operating costs. Our current assumption is that consumer traffic will continue to remain strong in casinos and restaurants during 2026. We cannot predict the ultimate impact of the current economic environment, including inflation, interest rates and supply chain disruptions on our customers, which may impact sales. We believe that we are positioned to withstand the impact of any potential economic downturn and we would be able to take additional financial and operational actions to cut costs and/or increase liquidity.

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

Index
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

We estimate expected credit losses of financial assets with similar risk characteristics. We determine if an asset is impaired when our assessment identifies there is a risk that we will be unable to collect amounts due according to the contractual terms of the agreement. We monitor our ongoing credit exposure through reviews of customer balances against contract terms and due dates, current economic conditions and dispute resolution. Estimated credit losses are written off in the period in which the financial asset is no longer collectible.

The following table summarizes the activity recorded in the allowance for expected credit losses related to accounts receivable:

	Years Ended December 31,
(In thousands)	2025	2024
Balance, beginning of period	$474	$768
Additions charged to costs and expenses	–	–
Deductions	–	(294)
Foreign exchange and other	2	–
Balance, end of period	$476	$474

Inventories: Inventories are stated at the lower of average cost or net realizable value.  We review net realizable value based on estimated selling prices in the ordinary course of business less estimated costs of completion, disposal and transportation, historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and net realizable value. We purchase raw materials and component parts for use in our manufacturing process.

Fixed assets: Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five years to ten years; and computer software and equipment is three years to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $0.7 and $0.9 million in 2025 and 2024, respectively.

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

We applied the practical expedient allowing for our short term leases of 12 months or less to be accounted for on the straight-line basis, with no right-of-use asset or lease liability recorded. We have lease agreements that include lease and non-lease components, and we do not apply the practical expedients to combine these components for any of our leases.

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

Index
Goodwill and Intangible assets: We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20 “Goodwill,” acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists.  We perform a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, Company performance and events directly affecting the Company. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Factors considered that may trigger an interim period impairment review of either acquired goodwill or intangible assets are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Finite lived intangible assets are amortized and are tested for impairment when appropriate. Finite lived intangible assets are amortizable and tested for impairment when appropriate.

As of December 31, 2025, we have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was substantially higher than our carrying value based on our assessment as of December 31, 2025 when our annual review for impairment was performed.

Revenue recognition: We account for revenue in accordance with ASC 606: “Revenue from Contracts with Customers”.  In accordance with ASC 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while other contracts contain multiple performance obligations (most commonly when contracts include a hardware product, software and extended warranties).  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company acts as a principal in shipping and handling activities. Consequently, amounts billed to customers for shipping and handling are included in Net Sales in the Consolidated Statements of Operations. The corresponding costs incurred for shipping and handling are classified as Cost of Goods Sold.

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

For a majority of our revenue, which consists of printers, terminals, labels, and replacement parts, the Company recognizes revenue as of a point of time.  The transaction price is recognized upon shipment of the order when control of the goods is transferred to the customer and at the time the performance obligation is fulfilled.  We also sell a software solution in our casino and gaming market, EPICENTRAL, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  EPICENTRAL is primarily comprised of both a software component, which is licensed to the customer, and a hardware component.  EPICENTRAL software and hardware are integrated to deliver the system’s full functionality.  The transaction prices from EPICENTRAL software license and hardware are recognized upon installation and formal acceptance by the customer when control of the license is transferred to the customer.  For out-of-warranty repairs, the transaction price is recognized after the repair work is completed and the printer or terminal is returned to the customer, as control of the product is transferred to the customer and our performance obligation is completed.

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

	Year Ended December 31, 2025
(In thousands)	United States	International	Total
Food service technology	$17,886	$1,432	$19,318
POS automation	2,208	5	2,213
Casino and gaming	19,586	7,287	26,873
TransAct Services Group	2,435	641	3,076
Total net sales	$42,115	$9,365	$51,480

	Year Ended December 31, 2024
(In thousands)	United States	International	Total
Food service technology	$14,719	$1,382	$16,101
POS automation	3,361	–	3,361
Casino and gaming	12,522	7,826	20,348
TransAct Services Group	2,883	691	3,574
Total net sales	$33,485	$9,899	$43,384

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

Contract liabilities consist of customer prepayments and deferred revenue.  Customer prepayments are reported as “Accrued Liabilities” in current liabilities in the Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and is recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract. During the year ended December 31, 2025, we recognized revenue of $1.1 million related to our contract liabilities as of December 31, 2024.

Net contract liabilities consist of the following:

	December 31,
(In thousands)	2025	2024
Unbilled receivables, current	$31	$106
Unbilled receivables, non-current	1	32
Customer pre-payments	(26)	(164)
Deferred revenue, current	(1,400)	(1,107)
Deferred revenue, non-current	(355)	(246)
Net contract liabilities	$(1,749)	$(1,379)

Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.9 million. The Company expects to recognize revenue on $5.5 million of its remaining performance obligations within the next 12 months following December 31, 2025, $0.3 million within the next 24 months following December 31, 2025 and the balance of these remaining performance obligations within the next 36 months following December 31, 2025.

Index
Concentration of credit risk:  Financial instruments that potentially expose us to concentrations of credit risk are limited to cash and cash equivalents held by our banks with balances in excess of FDIC insured limits, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions.

Accounts receivable from customers representing 10% or more of total accounts receivable, net during the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Aristocrat Technologies, Inc.	22%	6%
Light & Wonder Gaming, Inc.	4%	15%

Sales to customers representing 10% or more of total net sales during the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Light & Wonder Gaming, Inc.	9%	11%

Engineering, design and product development: Engineering, design and product development expenses include expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded $6.7 million and $7.0 million of research and development expenses in 2025 and 2024, respectively.

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

Advertising: Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Operations for 2025 and 2024 totaled $1.2 million and $1.2 million, respectively. These expenses include items such as consulting, professional services, tradeshows, and print advertising.

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

Share-based payments: At December 31, 2025, we have share-based employee compensation plans, which are described more fully in Note 10 – Stock incentive plans. We account for those plans under the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation.”  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

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

Net income (loss) per share: We report net income or loss per share in accordance with ASC 260, “Earnings per Share (EPS).” Under this guidance, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of diluted EPS.  See Note 12 – Earnings per share.

Index
Recently issued accounting pronouncements:
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740).   This ASU requires the use of consistent categories and greater disaggregation in tax rate reconciliations and income taxes paid disclosures.  These amendments are effective for fiscal years beginning after December 15, 2024.  These income tax disclosure requirements can be applied either prospectively or retrospectively to all periods presented in the financial statements.  We have evaluated the impact of adopting this standard and it did not have a material impact on our Consolidated Financial Statements. We have adopted this standard in our fiscal year 2025 annual financial statements and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 11 – Income taxes.

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

Other new accounting pronouncements issued, but not effective until after December 31, 2025, did not have, and are not expected to have, a material impact on our financial position, results of operations or liquidity.

3. Inventories

The components of inventories are:

	December 31,
(In thousands)	2025	2024
Raw materials and purchased component parts	$4,797	$8,413
Finished goods	6,061	7,748
	$10,858	$16,161

4. Fixed assets, net

The components of fixed assets, net are:

	December 31,
(In thousands)	2025	2024
Tooling, machinery and equipment	$7,930	$7,828
Furniture and office equipment	1,754	2,078
Computer software and equipment	8,022	8,412
Leasehold improvements	2,056	2,895
	19,762	21,213
Less: Accumulated depreciation and amortization	(18,519)	(19,468)
	1,243	1,745
Construction in-process	–	73
	$1,243	$1,818

5. Intangible assets, net

Identifiable intangible assets are recorded in Intangible assets, net in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2025		2024
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$3,094	$(1,591)	$1,591	$(1,591)
Patents	15	(15)	15	(15)
Total	$3,109	$(1,606)	$1,606	$(1,606)

Amortization expense was zero and $88 thousand in 2025 and 2024, respectively.

Index
6. Accrued liabilities

The components of accrued liabilities are:

	December 31,
(In thousands)	2025	2024
Salaries and compensation related	$3,107	$1,786
Taxes	877	725
Professional and consulting	420	200
Other	359	542
	$4,763	$3,253

7. Segment reporting

We apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting.”  We view our operations and manage our business as one segment: the design, development and marketing of software-driven technology and printing solutions and the sale of printer and terminal related software, services, labels and spare parts.  Factors used to identify the Company’s single operating segment include the similar design, construction and functionality of our products and services, the combined research & development team that supports the entire company, a combined assembly, production and supply chain logistics process used to construct our products and services and a similar class of customers within our core markets (distributors, resellers, original equipment manufacturers (“OEMs”) and end users).  Other factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker (“CODM”) in making decisions about how to allocate resources and assess performance.  The Company’s chief operating decision makers, who are the Company’s chief executive officer and the Company’s chief financial officer, utilize a consolidated approach to assess the performance of and allocate resources to the business.

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

The following table provides the operating financial results of our segment:

	December 31,
(In thousands)	2025	2024
Revenues	$51,480	$43,384

Cost of materials sold	19,050	15,268
Compensation costs	20,144	18,323
Professional services	3,760	3,493
Occupancy costs	1,458	1,477
Marketing expenses	983	1,109
IT expenses	1,328	1,255
Severance expense	133	75
Depreciation and amortization	672	1,037
Other segment expenses(1)	5,367	4,973
	52,895	47,010
Operating loss	(1,415)	(3,626)

Interest income	537	469
Interest expense	(339)	(322)
Other income (expense)	133	(89)
Income tax expense	(156)	(6,295)
Net loss	$(1,240)	$(9,863)

(1)	Other Segment expenses included in Segment net income primarily include other cost of goods sold, other administrative costs and engineering costs.

Index
A reconciliation of net loss to EBITDA and adjusted EBITDA follows:

	Years Ended December 31,
(In thousands)	2025	2024
Net loss	$(1,240)	$(9,863)
Interest income, net	(198)	(147)
Income tax expense	156	6,295
Depreciation and amortization	672	1,037
EBITDA	(610)	(2,678)

Share-based compensation	1,802	1,157

Adjusted EBITDA	$1,192	$(1,521)

Please see Note 14 – Geographic area information for net sales and long-lived assets by geographic area.

8. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of the month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions, net of applied forfeitures, were $264 thousand and $364 thousand in 2025 and 2024, respectively.

9. Borrowings

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

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through December 31, 2025.

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

As of December 31, 2025 and 2024, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at interest rates of 8.5% and 9.25%, respectively. We had $3.8 million of net borrowing capacity available under the Siena Credit Facility at December 31, 2025.

10. Stock incentive plans

Stock incentive plans.  We currently have one stock incentive plan: the 2014 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants.  The plan generally provides for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  Awards granted under this plan have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Awards granted have a ten-year term and generally vest over a two-year to four-year period, unless automatically accelerated for certain defined events.  Under our 2014 Equity Incentive Plan, as amended in May 2023, we are authorized to grant awards of up to 2.9 million shares of TransAct common stock.  At December 31, 2025, 1,002,690 shares of common stock remained available for issuance under the 2014 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average per share fair value of stock option grants for 2024 was $3.98.  We did not issue any stock options in 2025.  We also issued restricted stock units for certain executives and employees that vest over a specified period of time, and in some instances require achieving certain performance metrics.  The weighted-average per share fair value of these restricted stock units was $3.59 and $5.81 in 2025 and 2024, respectively. The per share fair value of restricted stock units is the trading value of the stock on the date of the grant.

Index
The table below indicates the key assumptions (on a weighted-average basis) used in the option valuation calculations for options granted in 2024 (we did not grant any options in 2025) and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Years ended December 31,
	2025	2024
Expected option term (in years)	–	6.1
Expected volatility	–	57.7%
Risk-free interest rate	–	4.3%
Dividend yield	–	0.0%

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

We recorded $1.8 and $1.2 million of share-based compensation expense for 2025 and 2024, respectively, included primarily in general and administrative expense in our Consolidated Statements of Operations.  We also recorded income tax benefits of $0.4 million in 2025 and $0.3 million in 2024, related to such share-based compensation.  At December 31, 2025, these benefits are recorded as a deferred tax asset, with a corresponding valuation allowance, in the Consolidated Balance Sheets.

Equity award activity in the 2005 Equity Incentive Plan and the 2014 Equity Incentive Plan, as amended, is summarized below:

	Stock Options		Restricted Stock Units
	Number of Shares	Average Price*	Number of Units	Average Price**
Outstanding at December 31, 2024	1,377,113	$8.41	376,565	$6.44
Granted	–	–	389,800	3.59
Exercised	–	–	(129,858)	5.98
Forfeited	(37,375)	6.67	(100,000)	6.54
Expired	(573,375)	9.04	–	–
Outstanding at December 31, 2025	766,363	$8.03	536,507	$4.47

*	weighted average exercise price per share
**	weighted average grant stock price per share

The following summarizes information about equity awards outstanding that are vested and expect to vest and equity awards that are exercisable at December 31, 2025:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
	Awards	Average Price*	Aggregate Intrinsic Value (In thousands)	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options	766,363	$8.03	$–	5.7	531,838	$8.52	$–	4.78
Restricted stock units	536,507	–	2,146	1.7	–	–	–	–

*	weighted average exercise price per share
**	weighted-average contractual remaining term in years

Shares that are issued upon exercise of employee stock awards are newly issued shares and not issued from treasury stock.  As of December 31, 2025, unrecognized compensation cost related to non-vested equity awards granted under our stock incentive plans is approximately $2.2 million, which is expected to be recognized over a weighted average period of 1.9 years.

The total fair value of awards vested was $1.3 million and $0.9 million during the years ended December 31, 2025 and 2024, respectively.  No stock options were exercised during the years ended December 31, 2025 and 2024.

Index
11. Income taxes

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

Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. The Company has evaluated the impact of OBBBA and reflected the changes in its 2025 Consolidated Financial Statements. The effects of the OBBBA, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, are reflected in the period of enactment. Given TransAct’s current tax positions (including a full valuation allowance against its net deferred tax assets), this law did not have a material impact on our Consolidated Financial Statements.

The components of our loss before income taxes are as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Domestic	$(1,261)	$(3,981)
Foreign	177	413
Loss before income taxes	$(1,084)	$(3,568)

The components of the income tax expense are as follows:

	December 31,
(In thousands)	2025	2024
Current:
Federal	$–	$(154)
State	53	37
Foreign	103	108
	156	(9)
Deferred:
Federal	–	5,991
State	–	293
Foreign	–	20
	–	6,304
Income tax expense	$156	$6,295

Total income tax expense in 2025 from continuing operations was $0, $53 thousand and $103 thousand for federal, state and local, and foreign components, respectively.

During the fiscal year ended December 31, 2025, we adopted ASU 2023-09 to enhance income tax disclosures regarding income taxes paid and further rate reconciliation disclosures. We paid the following amount of income taxes (net of refunds received) disaggregated by federal, state and foreign jurisdictions:

	December 31,
(In thousands)	2025	2024
U.S. Federal	$–	$360
State:
Connecticut	25	–
Texas	12	22
New York	–	22
All other	8	16
State Subtotal	45	60
Foreign:
United Kingdom	117	79
Foreign Subtotal	117	79
Total cash paid for income taxes, net of refunds	$162	$499

Index
Our effective tax rates were (14.4%) and (176.4%) for 2025 and 2024, respectively. Our 2024 tax rate was impacted by an income tax charge of $7.3 million related to the write down of our U.S. net deferred income tax asset as more fully described below.

At December 31, 2025, we have $3.5 million of federal net operating loss carryforwards, $221 thousand of tax-effected state net operating loss carryforwards,  $1.2 million in R&D credit carryforwards, and no state tax credit carryforwards.  These items have a full valuation allowance against them as of December 31, 2025.  Federal net operating losses can be carried forward indefinitely, however these indefinite-lived NOLs are generally limited to offsetting 80% of taxable income in any given year. The Federal R&D credit carryforwards typically have a 20-year carryforward period.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Federal net operating losses	$3,545	$276
Foreign net operating losses	870	802
State net operating losses	221	135
Accrued severance	12	20
Capitalized R&D expenses	–	3,708
Inventory reserves	1,086	1,047
Deferred revenue	13	7
Warranty reserve	31	29
Stock compensation expense	1,043	853
Other accrued compensation	496	165
R&D credit carryforward	1,217	903
Other Assets	425	379
Gross deferred tax assets	8,959	8,324
Valuation allowance	(8,664)	(8,103)
Net deferred tax assets	295	221

Deferred tax liabilities:
Depreciation and amortization	251	179
Other	44	42
Net deferred tax liabilities	295	221
Total net deferred tax assets	$–	$–

As of December 31, 2025 and 2024, we had $8.7 million and $8.1 million, respectively, of valuation allowance against our deferred income tax assets. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year Ended December 31,
(In thousands)	2025	2024
Balance, beginning of period	$8,103	$719
Additions charged to income tax provision	561	7,384
Balance, end of period	$8,664	$8,103

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

Index
In 2024, TransAct recognized a $7.3 million discrete income tax charge for a valuation allowance on the full value of the net deferred tax assets in the United States. The company’s deferred tax assets generated by net operating losses have an unlimited life and R&D credit carryforwards have a twenty-year life. After weighing all available positive and negative evidence, as described above, management determined that it was no longer more likely than not that TransAct will realize the tax benefit of these deferred tax assets. This was mainly driven by a cumulative taxable loss over the three preceding fiscal years (2022 through 2024) combined with a near term outlook of future taxable losses (a taxable loss was generated in 2025 as well).  The need for this valuation allowance will be assessed on a quarterly basis in future periods and, as a result, a portion, or all of the allowance, may be reversed based on changes in facts and circumstances.

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	2025		2024
(Dollars in thousands)	$	%	$	%
Loss before income taxes	$(1,084)		$(3,568)

U.S. Federal Statutory Tax Rate	(228)	21.0%	(749)	21.0%
Current State and Local Income Taxes, net of Federal Income Tax Effect	57	(5.3%)	(36)	1.0%

Foreign Tax Effects
United Kingdom – statutory rate differences	(1)	–	17	(0.5%)
Macau – change in valuation allowance	68	(6.3%)	–	–

Effect of changes in Tax Laws or Rates Enacted in the Current Period	–	–	–	–

Effect of Cross-Border Tax Laws	–	–	–	–

Tax Credits	(313)	28.9%	(313)	8.8%

Nontaxable or Nondeductible Items
Share based payment awards	36	(3.3%)	27	(0.8%)
Stock Option cancellations	56	(5.2%)	74	(2.1%)
Meals and entertainment	12	(1.1%)	–	–

Changes in Valuation Allowance	450	(41.5%)	7,384	(206.9%)

Other Adjustments
Resolution of uncertain tax positions	(16)	1.5%	–	–
Net operating losses	31	(2.8%)	–	–
Research and development credit carryforward	–	–	(99)	2.7%
Other	4	(0.3%)	(10)	0.4%

Effective Tax Rate	$156	(14.4%)	$6,295	(176.4%)

We had $187 and $203 thousand of total gross unrecognized tax benefits at December 31, 2025 and 2024, respectively that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

	December 31,
(In thousands)	2025	2024
Balance, beginning of period	$203	$197
Tax positions taken during the current period	25	31
Reductions for tax positions in prior years	(41)	(25)
Balance, end of period	$187	$203

We recognize interest and penalties related to uncertain tax positions in the income tax provision.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2021.  However, our federal tax returns for the years 2022 through 2025 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

Index
12. Earnings per share

Earnings per share was computed as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024
Net loss	$(1,240)	$(9,863)

Shares:
Basic: Weighted average common shares outstanding	10,087	9,997
Add: Dilutive effect of outstanding equity awards as determined by the treasury stock method	–	–
Diluted: Weighted average common and common equivalent shares outstanding	10,087	9,997

Net loss per common share:
Basic	$(0.12)	$(0.99)
Diluted	(0.12)	(0.99)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, restricted stock units and performance stock awards, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  Furthermore, in periods when a net loss is reported, such as in 2025 and 2024, basic and diluted net loss per common share are calculated using the same method.  There were 1.2 million and 1.8 million of anti-dilutive stock awards excluded from the computation of earnings per share for the years ended December 31, 2025 and 2024, respectively.

13. Stock repurchase program

We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During 2025 and 2024, we did not repurchase any shares of our common stock.  From January 1, 2005 through December 31, 2019, we repurchased a total of 4,044,842 shares of common stock for $32.1 million, at an average price of $7.94 per share.

14. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and asset.

	Years Ended December 31,
(In thousands)	2025	2024
Net sales:
United States	$42,115	$33,485
International	9,365	9,899
Total	$51,480	$43,384

Fixed assets, net:
United States	$553	$831
International	690	987
Total	$1,243	$1,818

Sales to international customers were 18% and 23% of total sales in 2025 and 2024, respectively.  Sales to Europe represented 59% and 55%, sales to the Pacific Rim (which includes Australia and Asia) represented 28% and 34%, and sales to Canada represented 13% and 10% of total international sales in 2025 and 2024, respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the UK, as well as our contract manufacturer in Thailand.

15. Leases

Operating lease expense was $1.0 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively, and is reported as “Cost of sales,” “Engineering, design and product development expense,” “Selling and marketing expense,” and “General and administrative expense” in the Consolidated Statements of Operations.  Operating costs include short-term lease costs.

On November 3, 2025, the Company entered into a third amendment to its corporate headquarters lease in Hamden, Connecticut, extending the lease term from November 1, 2025 through December 31, 2029 and reducing the area of the leased premises from approximately 11,000 square feet to 3,630 square feet.

Index
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Years Ended December 31,
	2025	2024
Operating cash outflows from leases	$1,073	$1,022

The following summarizes additional information related to our leases:

	Years Ended December 31,
	2025	2024
Weighted average remaining lease term (in years)	2.3	1.2
Weighted average discount rate	9.1%	7.7%

The maturity of the Company’s operating lease liabilities are as follows (in thousands):

December 31, 2025
2026	$376
2027	82
2028	82
Thereafter	82
Total undiscounted lease payments	622
Less imputed interest	61
Total lease liabilities	$561

For details regarding the new lease agreement for a new facility in Las Vegas, Nevada, see Note 18 – Subsequent events.

16. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2025 and 2024 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2025:
Net sales	$13,053	$13,798	$13,176	$11,453
Gross profit	6,359	6,652	6,556	5,448
Net income (loss)	19	(143)	15	(1,131)
Net income (loss) per common share:
Basic	0.00	(0.01)	0.00	(0.11)
Diluted	0.00	(0.01)	0.00	(0.11)

2024:
Net sales	$10,687	$11,599	$10,867	$10,231
Gross profit	5,624	6,110	5,227	4,521
Net loss	(1,036)	(319)	(551)	(7,957)
Net loss per common share:
Basic	(0.10)	(0.03)	(0.06)	(0.79)
Diluted	(0.10)	(0.03)	(0.06)	(0.79)

Index
17. Related party transactions

One of the Company’s directors serves as President and Chief Executive Officer of The One Group Hospitality, Inc.  The Company sold various food service technology products to The One Group Hospitality, Inc. on an arms’ length basis totaling $161 thousand and $117 thousand in 2025 and 2024, respectively.  The Company’s accounts receivable from The One Group Hospitality, Inc. amounted to $30 thousand and $5 thousand at December 31, 2025 and 2024, respectively.

18. Subsequent events

On February 9, 2026, we entered into a new lease agreement for a new facility in Las Vegas, Nevada. This new lease agreement replaces an existing Las Vegas lease agreement (and facility) which expired on February 28, 2026. We will continue to use this new Las Vegas leased facility for software design and development, assembly, and services. This new lease is for 9,427 square feet and expires on June 30, 2031.

The Company has evaluated all other events or transactions that occurred up to the date the consolidated financial statements were available to issue.  Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.