Form 10-Q
period 2026-03-31
TRANSACT TECHNOLOGIES INC
filed 2026-05-13
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026
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

As of April 30, 2026 the number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, was 10,276,279.

TRANSACT TECHNOLOGIES INCORPORATED

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2026	December 31, 2025
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$18,841	$20,433
Accounts receivable, net of allowance for expected credit losses of $476 and $476	9,024	6,364
Inventories	9,574	10,858
Prepaid income taxes	379	399
Other current assets	894	754
Total current assets	38,712	38,808

Fixed assets, net of accumulated depreciation of $18,654 and $18,519	1,168	1,243
Right-of-use assets, net of accumulated amortization of $1,106 and $1,918	3,347	557
Goodwill	2,621	2,621
Intangible assets, net of accumulated amortization of $1,606 and $1,606	1,983	1,503
Other assets	56	37
	9,175	5,961
Total assets	$47,887	$44,769

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$3,000	$3,000
Accounts payable	4,414	3,539
Accrued liabilities	3,113	4,763
Lease liabilities	503	346
Deferred revenue	1,340	1,400
Total current liabilities	12,370	13,048

Deferred revenue, net of current portion	322	355
Lease liabilities, net of current portion	2,860	215
Other liabilities	47	35
	3,229	605
Total liabilities	15,599	13,653

Commitments and contingencies (see Notes 5 and 8)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 14,321,121 and 14,170,676 shares issued, respectively; 10,276,279 and 10,125,834 shares outstanding, respectively	142	141
Additional paid-in capital	60,266	59,824
Retained earnings	4,041	3,275
Accumulated other comprehensive loss, net of tax	(51)	(14)
Treasury stock, at cost (4,044,842 shares)	(32,110)	(32,110)
Total shareholders’ equity	32,288	31,116
Total liabilities and shareholders’ equity	$47,887	$44,769

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In thousands except share data)	2026	2025

Net sales	$14,415	$13,053
Cost of sales	7,162	6,694
Gross profit	7,253	6,359

Operating expenses:
Engineering, design and product development	1,380	1,635
Selling and marketing	2,197	2,085
General and administrative	2,905	2,654
	6,482	6,374

Operating income (loss)	771	(15)

Interest and other income (expense):
Interest, net	66	22
Other, net	(48)	63
	18	85

Income before income taxes	789	70
Income tax expense	23	51
Net income	$766	$19

Net income per common share (Note 7):
Basic	$0.08	$0.00
Diluted	$0.07	$0.00

Shares used in per-share calculation:
Basic	10,178	10,043
Diluted	10,233	10,054

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025

Net income	$766	$19
Foreign currency translation adjustment, net of taxes	(37)	16
Comprehensive income	$729	$35

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025

Cash flows from operating activities:
Net income	$766	$19
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	511	323
Depreciation and amortization	158	173
Unrealized foreign currency transaction losses (gains)	46	(64)
Changes in operating assets and liabilities:
Accounts receivable	(2,687)	(2,538)
Inventories	1,243	1,805
Prepaid income taxes	19	–
Other current and long-term assets	(160)	49
Accounts payable	869	120
Accrued liabilities and other liabilities	(1,711)	(48)
Net cash used in operating activities	(946)	(161)

Cash flows from investing activities:
Capital expenditures	(80)	(10)
Capitalized software development costs	(480)	–
Net cash used in investing activities	(560)	(10)

Cash flows from financing activities:
Withholding taxes paid on stock issuances	(69)	(50)
Net cash used in financing activities	(69)	(50)

Effect of exchange rate changes on cash and cash equivalents	(17)	5

Decrease in cash and cash equivalents	(1,592)	(216)
Cash and cash equivalents, beginning of period	20,433	14,394
Cash and cash equivalents, end of period	$18,841	$14,178

Supplemental schedule of non-cash investing and financing activities:
Non-cash capital expenditure items	$20	$–
New right of use assets obtained in exchange for lease liabilities	$3,029	$–

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025

Equity beginning balance	$31,116	$30,633

Common stock
Balance, beginning of period	141	141
Issuance of common stock on restricted stock units	1	–
Balance, end of period	142	141

Additional paid-in capital
Balance, beginning of period	59,824	58,141
Share-based compensation expense	511	323
Relinquishment of stock awards to pay for withholding taxes	(69)	(50)
Balance, end of period	60,266	58,414

Retained earnings
Balance, beginning of period	3,275	4,515
Net income	766	19
Balance, end of period	4,041	4,534

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)

Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(14)	(54)
Foreign currency translation adjustment, net of tax	(37)	16
Balance, end of period	(51)	(38)

Equity ending balance	$32,288	$30,941

Supplemental share information
Issuance of shares from stock awards	150	68
Relinquishment of stock awards to pay withholding taxes	20	11

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements. The Condensed Consolidated Financial Statements as of March 31, 2026 and for the quarters ended March 31, 2026 and 2025 are unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2025 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and during the year ended December 31, 2024. By the first quarter of 2025, we believe that all significant domestic customers had been able to sell through their on-hand inventory and had resumed ordering, contributing to more normalized casino and gaming sales for the first nine months of 2025. During the fourth quarter of 2025, some domestic casino and gaming customers indicated slowing demand, and one large customer indicated they were in an overstock position while awaiting jurisdictional approvals on new machines. While these conditions impacted our casino and gaming sales in the fourth quarter of 2025, demand in 2026 has improved as customer inventory levels have normalized and installations have been proceeding. Although the timing and extent of any improvement will depend on prevailing economic and industry conditions in the casino and gaming market, we expect our domestic casino and gaming sales to be higher in 2026 compared to 2025.

On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump, holding that the International Emergency Economic Powers Act (“IEEPA”) does not provide the executive branch with the authority to impose certain tariffs. This ruling invalidated certain tariffs previously paid by the Company on goods imported from Thailand. Following the Supreme Court’s ruling that IEEPA-based tariffs were unlawful, the Court of International Trade (CIT) ordered U.S. Customs and Border Protection (CBP) to provide a process for the refund of collected tariffs. The refund mechanism allows importers to file claims for duties paid on shipments through a declaration in the Consolidated Administration and Processing of Entries (“CAPE”) system, which was launched on April 20, 2026. In addition, subsequent to the U.S. Supreme Court’s decision invalidating certain tariffs imposed under the IEEPA, the presidential administration implemented a tariff surcharge under Section 122 of the Trade Act of 1974, establishing a minimum 10% duty on imports, subject to certain exemptions. The Company is currently evaluating the impact of these additional tariffs but does not expect them to have a material adverse effect on its operations or financial condition.

Following the February 2026 U.S. Supreme Court ruling regarding IEEPA tariffs, the Company initiated a process of claiming refunds for approximately $0.5 million in previously paid duties. In line with our commitment to customer transparency, we intend to reimburse those specific customers in which tariff costs were previously passed through via pricing adjustments, subject to applicable law and any further legal or regulatory developments. We expect to issue these reimbursements following our successful receipt of funds from U.S. Customs and Border Protection. The timing and ultimate amount of these payments remain subject to the federal CAPE portal processing timelines and final verification of eligible entries. The ultimate availability, timing and amount of any potential refunds remain highly uncertain and are subject to further legal, regulatory, and administrative developments.

Index
Any tariff recoveries received from the CAPE portal will be recorded as a reduction in cost of sales. Under Accounting Standards Codification (“ASC”) Topic 606: Revenue from Contracts with Customers (“ASC 606”), anticipated payments to customers are treated as variable consideration and will be recorded as a reduction to the transaction price (revenue) once they are collected by TransAct and reimbursed to customers. We will continue to evaluate the estimate of this liability as the federal refund process matures.

Due to the inherent uncertainties in this process, the Company has not recognized a receivable or payable for any potential refunds as of March 31, 2026. We will continue to monitor legal developments and evaluate our eligibility for recovery.

Use of assumptions and estimates

Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the unaudited Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, tariffs and other trade restrictions, interest rates, capital expenditures and other operating costs. Our current assumption is that consumer traffic will continue to remain strong in casinos and restaurants during the remainder of 2026. We cannot predict the ultimate impact of the current economic environment, including inflation, interest rates and supply chain disruptions, on our customers, which may impact sales. We believe that we are positioned to withstand the impact of any potential future economic downturn and we would be able to take additional financial and operational actions to increase liquidity.

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

2. Significant accounting policies

For a discussion of our significant accounting policies, see Note 2, Summary of significant accounting policies within Part II, Item 8. “Financial Statements and Supplementary Data” in the 2025 Form 10-K.  There have been no changes to our significant accounting policies since the 2025 Form 10-K.

Intangible assets:
The Company accounts for software development costs for products to be sold or marketed in accordance with Accounting Standards Codification (“ASC”) 985-20, Software -- Costs of Software to Be Sold, Leased, or Marketed. Costs incurred to establish the technological feasibility of a software product are engineering, design and product development costs and are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding, and testing activities necessary to determine that a product can be produced to meet its design specifications. Capitalization of software costs begins upon the establishment of technological feasibility and ceases when the product is available for general release to customers. Capitalized software costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product, or the ratio of current gross revenues to total current and anticipated future gross revenues, whichever is greater. During the quarter ended March 31, 2026, the Company capitalized $0.5 million of software development costs. Amortization will commence upon completion and release to customers and will be over an estimated useful life of seven years.

Index
Recently issued accounting pronouncements:
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require footnote disclosures on disaggregated information about specific categories underlying certain income statement expense line items that are considered relevant.  This includes items such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We expect that adoption of this ASU will result in additional disclosure, but will not impact our consolidated financial position, results of operations, or cash flows.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. The amendments in this update specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard.

On January 1, 2026, the Company adopted ASU 2025-05, which provides a practical expedient for estimating expected credit losses. Under this standard, the Company elected the practical expedient that allows for the measurement of expected credit losses based on the assumption that current conditions will persist through the end of the contractual term of the financial assets. By electing this expedient, the Company is no longer required to develop or incorporate complex, forward-looking forecasts or revert to historical loss descriptions for the remaining life of the assets. The Company applied this transition to its accounts receivable assets using a modified retrospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements or opening retained earnings, as the current economic environment at the time of adoption was consistent with the historical loss experience and existing trends previously utilized in our CECL models.

Other new accounting pronouncements issued, but not effective until after March 31, 2026, did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue

We account for revenue in accordance with ASC 606.

Disaggregation of revenue

The following tables disaggregate our revenue by market type, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2026			2025
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$4,376	$316	$4,692	$4,622	$286	$4,908
POS automation	620	–	620	618	–	618
Casino and gaming	5,782	2,557	8,339	4,822	1,897	6,719
TransAct Services Group	638	126	764	684	124	808
Total net sales	$11,416	$2,999	$14,415	$10,746	$2,307	$13,053

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications and is recognized as revenue as (or when) we perform under the contract.  For the three months ended March 31, 2026, we recognized revenue of $0.5 million related to our contract liabilities at December 31, 2025. Total net contract liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Unbilled receivables, current	$20	$31
Unbilled receivables, net of current portion	–	1
Customer pre-payments	(45)	(26)
Deferred revenue, current	(1,340)	(1,400)
Deferred revenue, net of current portion	(322)	(355)
Total net contract liabilities	$(1,687)	$(1,749)

Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of March 31, 2026, the aggregate amount of transaction prices allocated to remaining performance obligations was $6.4 million.  The Company expects to recognize revenue of $6.0 million of its remaining performance obligations within the next 12 months following March 31, 2026, $0.3 million within the next 24 months following March 31, 2026 and the balance of these remaining performance obligations recognized within the next 36 months following March 31, 2026.

4. Inventories

The components of inventories were:

	March 31, 2026	December 31, 2025
	(In thousands)

Raw materials and purchased component parts	$4,234	$4,797
Finished goods	5,340	6,061
	$9,574	$10,858

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

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through March 31, 2026.

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

As of March 31, 2026, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at an interest rate of 8.50%. We had $2.8 million of net borrowing capacity available under the Siena Credit Facility at March 31, 2026.

6. Segment reporting

We apply the provisions of ASC Topic 280: Segment Reporting.  We view our operations and manage our business as one segment: the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.  Factors used to identify TransAct’s single operating segment include the similar design, construction and functionality of our products and services, the combined research & development team that supports the entire company, a combined assembly, production and supply chain logistics process used to construct our products and services and a similar class of customers within our core markets (distributors, resellers, original equipment manufacturers (“OEMs”) and end users).

Other factors used to identify TransAct’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker (“CODM”) in making decisions about how to allocate resources and assess performance.  The Company’s CODM function is performed by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, who utilize a consolidated approach to assess the performance of and allocate resources to the business.

The CODM generally uses measures of sales, gross margin percentage, net income, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA to make operational and strategic decisions.  These financial measures are compared to budgeted and forecasted amounts by the CODMs on a regular basis to measure our progress towards our strategic plans, pursue product enhancements, conduct research and development initiatives and make any other necessary overall strategic changes to the business. We disclose these non-GAAP segment results because we believe they provide meaningful supplemental information and are used by the CODM in making decisions about how to allocate resources and assess performance.

Index
The following table provides the operating financial results of our segment:

	March 31,
	2026	2025
	(In thousands)
Revenues	$14,415	$13,053

Cost of materials sold	5,132	4,964
Compensation costs	4,961	4,837
Professional services	815	971
Occupancy costs	386	364
Marketing expenses	163	244
IT expenses	345	329
Severance expense	42	7
Depreciation and amortization	158	173
Other segment expenses	1,642	1,179
	13,644	13,068
Operating income (loss)	771	(15)

Interest income	145	107
Interest expense	(79)	(85)
Other, net	(48)	63
Income tax expense	(23)	(51)
Net income	$766	$19

Other segment expenses included in segment net income primarily include other cost of goods sold, other administrative costs and engineering costs.

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	March 31,
	2026	2025
(unaudited)	(In thousands)
Net income	$766	$19
Interest income, net	(66)	(22)
Income tax expense	23	51
Depreciation and amortization	158	173
EBITDA	881	221

Share-based compensation	511	323

Adjusted EBITDA	$1,392	$544

Index
7. Earnings per share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per-share data)

Net income	$766	$19

Shares:
Basic: Weighted average common shares outstanding	10,178	10,043
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	55	11
Diluted: Weighted average common and common equivalent shares outstanding	10,233	10,054

Net income per common share:
Basic	$0.08	$0.00
Diluted	$0.07	$0.00

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

There were 1.1 million and 1.4 million anti-dilutive stock awards excluded from the computation of earnings per share for the quarters ended March 31, 2026, and March 31, 2025, respectively.

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

On March 31, 2026, we amended our lease agreement for our facility in Ithaca, New York. This amendment extends the expiration of the lease from May 31, 2026 to September 30, 2031, resulting in a $3.0 million increase in our right of use assets and lease liabilities.

Operating lease expense for the three months ended March 31, 2026 and 2025 was $235 thousand and $259 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.  Operating lease expenses include short-term lease costs, which were immaterial for the periods presented.

Index
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three Months Ended,
	March 31,
	2026	2025
Operating cash outflows from leases	$217	$259

The following summarizes additional information related to our leases as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years)	5.2	2.3
Weighted average discount rate	9.7%	9.1%

The maturity of the Company’s operating lease liabilities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
2026	$594	$376
2027	764	82
2028	778	82
2029	813	82
Thereafter	1,260	–
Total undiscounted lease payments	4,209	622
Less imputed interest	846	61
Total lease liabilities	$3,363	$561

9. Income taxes

We recorded income tax expense in the first quarter of 2026 of $23 thousand at an effective tax rate of 2.9% compared to income tax expense in the first quarter of 2025 of $51 thousand at an effective tax rate of 72.9%. In the fourth quarter of 2024, the Company recorded a valuation allowance on the full value of its U.S. federal net deferred tax asset. The need for this valuation allowance has been assessed as of March 31, 2026 and management continues to believe that the negative evidence, as further discussed below, continues to support our valuation allowance. As such, we recorded no U.S. federal income tax expense during the first quarter of 2026 and the first quarter of 2025. The effective tax rate for the first quarter of 2026 was low due to tax expense only being recorded on income taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States. The effective tax rate for the first quarter of 2025 was unusually high due to (1) a near-breakeven level of pre-tax earnings of $70 thousand and (2) tax expense only included taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States.

As of March 31, 2026 and December 31, 2025, we had $8.5 million and $8.7 million, respectively, of valuation allowance against our net deferred income tax assets in multiple global tax jurisdictions.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.  Federal net operating losses can be carried forward indefinitely, however these indefinite-lived NOLs are generally limited to offsetting 80% of taxable income in any given year. The Federal R&D credit carryforwards typically have a 20-year carryforward period.

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

Index
We are subject to U.S. federal income tax, as well as income tax in certain U.S. state and foreign jurisdictions.  We have substantially concluded all U.S. federal, state and local income tax, and foreign tax regulatory examination matters through 2021.  However, our federal tax returns for the years 2022 through 2025 remain open to examination. Various U.S. state and foreign tax jurisdiction tax years remain open to examination as well, but we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.

10. Subsequent events

The Company is continuously monitoring the ongoing U.S. government’s executive order tariffs and counter tariffs imposed on the U.S. by certain countries.  Since February 2025, the U.S. government has issued several executive orders imposing tariffs on imports from most countries with which the U.S. engages in trade, including a minimum 10% duty on imports, subject to certain exemptions, pursuant to Section 122 of the Trade Act of 1974. We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals. On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump, holding that the International Emergency Economic Powers Act (“IEEPA”) does not provide the executive branch with the authority to impose certain tariffs. This ruling invalidated certain tariffs previously paid by the Company on goods imported from Thailand. Following the Supreme Court’s ruling that IEEPA-based tariffs were unlawful, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to provide a process for the refund of collected tariffs. The refund mechanism allows importers to file claims for duties paid on shipments through a declaration in the Consolidated Administration and Processing of Entries (“CAPE”) system, which was launched on April 20, 2026. See Note 1 Basis of presentation.

On April 28, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the purchase of up to $3 million of the Company’s outstanding common stock. Under this program, the Company may repurchase shares from time to time in the open market, through negotiated transactions, or other legal means, depending on market conditions, share price, and other factors. The program has a term of one year, unless terminated earlier by the Board of Directors. The repurchase program will be funded using the Company’s existing cash balance and cash generated from operations.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “plan,” “predict,” “design” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

Important factors and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•	the adverse effects of current economic conditions, including inflation and changes in interest rates, on our business, operations, financial condition, results of operations and capital resources;
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
•
the imposition of additional duties, tariffs, quotas, taxes, trade barriers, capital flow restrictions and other charges on imports and exports by the United States or the governments of the countries in which we or our manufacturers and suppliers operate including the potential for new or reinstated trade measures, in addition to the 10% tariff surcharge already implemented under Section 122 of the Trade Act of 1974,  following the U.S. Supreme Court’s decision to invalidate certain previously imposed tariffs;

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
•
uncertainties and administrative, legal, and tax complexities associated with the process of claiming and remitting tariff refunds to customers, which may expose us to litigation, regulatory scrutiny, and financial loss;

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
•
other risk factors identified and discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and that may be detailed from time to time in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”).

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors, except where we are expressly required to do so by applicable law.

Index
Overview
TransAct is a leading provider of cloud-based software and integrated hardware solutions for high-growth markets including food service technology, point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL®, and Ithaca® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! hardware solutions and companion branded suite of cloud-based applications. The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment: the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and the provision of related services, supplies and spare parts.  The Company’s chief operating decision makers, consisting of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, utilize a consolidated approach to assess the performance of, and allocate resources to, the business.  Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.

Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this Report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

Recent Developments
Current Business and Economic Trends
Global macroeconomic conditions have impacted, and continue to impact, aspects of the Company’s operations and overall financial performance during the quarters ended March 31, 2026 and 2025. These macroeconomic conditions include, among others, changing levels of demand in the casino and gaming market, supply chain constraints, geopolitical conflicts, inflationary pressures, high interest rates, and changes in global trade policies including higher tariffs in the U.S. and other countries. These macroeconomic trends could continue to impact our business, including potential impacts to overall financial performance during the remainder of 2026. We currently do not expect any significant impact to our capital and financial resources from these macroeconomic conditions, including to our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities.

Tariffs

We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals. During 2025, the U.S. government announced a variety of trade-related actions, including the imposition of tariffs on imports from several countries, including Thailand. In response, many countries announced their own retaliatory tariffs. After a number of announcements imposing and revising tariffs applicable to goods imported from Thailand over the course of the year, on July 30, 2025, the U.S. government announced that an agreement was made with Thailand to establish a U.S. tariff of 19% on goods imported from Thailand effective August 7, 2025. On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump, holding that the International Emergency Economic Powers Act (“IEEPA”) does not provide the executive branch with the authority to impose certain tariffs. This ruling invalidated certain tariffs previously paid by the Company on goods imported from Thailand. Following this decision, the presidential administration implemented a tariff surcharge under Section 122 of the Trade Act of 1974, establishing a minimum 10% duty on imports, subject to certain exemptions.

Index
These tariffs may impact certain goods that are assembled and imported into the U.S. from our manufacturer in Thailand if a reduction or resolution cannot be negotiated between the Thai and the U.S governments.  The majority of raw components used in the manufacturing and assembly of our printers and terminals are sourced locally in Thailand, and to a lesser extent, from other countries in the region, including China. As a result, we currently have a limited ability to mitigate the potential impact of tariffs on goods sold into the U.S. through alternative sourcing or manufacturing. We currently plan to mitigate any potential tariffs by raising prices to customers, but there can be no assurance that we will be able to pass on all tariff costs to customers via price increases. The Company is currently evaluating the impact of these additional tariffs but does not expect them to have a material adverse effect on its operations or financial condition.
Since we generally have been able to pass on all tariff costs to our customers, they did not materially impact our results for the first quarter of 2026. Following the February 2026 U.S. Supreme Court ruling regarding IEEPA tariffs, the Company has initiated a process to claim refunds of approximately $0.5 million in previously paid duties. In line with its commitment to customer transparency, the Company also intends to reimburse certain customers for tariff costs previously passed through via pricing adjustments, subject to applicable law and any further legal or regulatory developments. We continue to monitor the ongoing implications of tariffs and potential increases in tariffs and counter-tariffs. Given the continued lack of clarity, it is uncertain whether other countries will continue to seek negotiations or retaliate as future developments occur, or whether the U.S. government will increase, eliminate or expand tariffs, reconsider or adjust tariffs based upon negotiations, or grant further exemptions.
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

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America.  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our critical accounting estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities and share-based compensation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  There have been no material changes in our critical accounting estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” since the filing of the 2025 Form 10-K.

Index
Results of Operations: Three months ended March 31, 2026 compared to three months ended March 31, 2025

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025		$ Change	% Change
FST	$4,692	32.5%	$4,908	37.6%	$(216)	(4.4%)
POS automation	620	4.3%	618	4.7%	2	0.3%
Casino and gaming	8,339	57.9%	6,719	51.5%	1,620	24.1%
TSG	764	5.3%	808	6.2%	(44)	(5.4%)
	$14,415	100.0%	$13,053	100.0%	$1,362	10.4%

International *	$2,999	20.8%	$2,307	17.7%	$692	30.0%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the first quarter of 2026 increased $1.4 million, or 10%, compared to the first quarter of 2025.  Printer, terminal and other hardware unit sales volume increased 9% to approximately 26,900 units, due primarily to a 16% unit sales volume increase in the casino and gaming market, partially offset by a 37% unit sales volume decrease in FST hardware (FST has a smaller base). Unit sales volume changes in TSG and POS automation were not material. For more information about the sales volume changes described above, please refer to the results of operations for each of our markets discussed further below.  The average selling price of our printers, terminals and other hardware was down 1% in the first quarter of 2026 compared to the first quarter of 2025.  FST software, labels and other recurring revenue increased $0.7 million, or 26%, in the first quarter of 2026 compared to the first quarter of 2025 due primarily to increased label sales.

International sales for the first quarter of 2026 increased $692 thousand, or 30%, from the same period in 2025 due primarily to increased sales in our casino and gaming market.

FST. Our primary offering in the FST market is our line of BOHA! products.  The BOHA! product suite combines our latest generation terminal or workstation, which includes one or two printers, with our BOHA! labeling, timers, and media software.  In addition, customers may individually purchase cloud-based software applications for our terminal or workstation. These applications can be integrated with separate mobile devices to create a solution to automate back-of-house operations in restaurants, convenience stores and food service operations. The additional software offering of BOHA! consists of a variety of individually purchased software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for temperature monitoring, temperature taking and checklists and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as tablets, temperature sensors and gateways. The BOHA! Terminal 2 and the newly launched Terminal 2 LTE combine an operating system and hardware components in a single touchscreen device with one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, and nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminal, Terminal 2 and WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved touchscreen functions are available on the device and to allow over-the-air updates to the operating system. BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants (“QSRs”), convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.

Index
Sales of our worldwide FST products for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025		$ Change	% Change
Domestic	$4,376	93.3%	$4,622	94.2%	$(246)	(5.3%)
International	316	6.7%	286	5.8%	30	10.5%
	$4,692	100.0%	$4,908	100.0%	$(216)	(4.4%)

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025		$ Change	% Change
Hardware	$1,344	28.6%	$2,252	45.9%	$(908)	(40.3%)
Software, labels and other recurring revenue	3,348	71.4%	2,656	54.1%	692	26.1%
	$4,692	100.0%	$4,908	100.0%	$(216)	(4.4%)

The decrease in food service technology sales in the first quarter of 2026 compared to the first quarter of 2025 was driven by a decrease in domestic hardware sales. Hardware sales were particularly strong in the first quarter of 2025 due to replacement sales of our BOHA! Terminal 2 to a large convenience store (replacing our BOHA! Terminal 1) and a large international QSR (replacing our AccuDate 9700), as well as a new sushi customer, that did not repeat in the first quarter of 2026. FST software, labels and other recurring revenue increased 26% for the first quarter of 2026 compared to the prior year period due largely to stronger label sales to our new sushi customer and large convenience store described above.

Although FST revenues were lower in the first quarter of 2026 compared to the first quarter of 2025, we expect FST revenue to be higher in 2026 than in 2025 for the remainder of the year as we continue to focus on growing our installed base of terminals and the related recurring software revenue (including the sale of BOHA! labels and other recurring revenue).

POS automation: In the POS automation market, we sell our Ithaca 9000 printer, which utilizes thermal printing technology.  Our POS printer is used primarily by McDonald’s, and to a lesser extent, other QSRs either at the checkout counter, grill station or within self-service kiosks to print receipts for consumers or print on linerless labels.  In the POS automation market, we primarily sell our products through a network of domestic distributors and resellers.

Sales of our POS automation products for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025		$ Change	% Change
Domestic	$620	100.0%	$618	100.0%	$2	0.3%
International	–	0.0%	–	0.0%	–	–
	$620	100.0%	$618	100.0%	$2	0.3%

Sales were consistent in the first quarter of 2026 compared to the first quarter of 2025 as we believe sales have normalized at a new, lower level due to competitive pressures that resulted in a decreased level of sales and a reduction in average selling prices in 2025 compared to prior periods. We expect POS automation sales for the remainder of 2026 to be comparable to our sales in 2025.

Index
Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks, charitable gaming establishments and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution, currently sold both directly and through certain casino system providers on a subscription basis, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. Sales of our worldwide casino and gaming products for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025		$ Change	% Change
Domestic	$5,782	69.3%	$4,822	71.8%	$960	19.9%
International	2,557	30.7%	1,897	28.2%	660	34.8%
	$8,339	100.0%	$6,719	100.0%	$1,620	24.1%

Domestic sales of our casino and gaming products for the first quarter of 2026 increased by $1.0 million, or 20% compared to the first quarter of 2025. Sales during the first quarter of 2025 started to recover from a significant 2024 slowdown in order and shipment rates as our customers worked through their excess inventory that had accumulated as a hedge during the worldwide supply chain crisis of 2022 and 2023.  Sales in the first quarter of 2026 were strong as our major casino and gaming customers had fully worked through their on-hand inventory and began to order at higher demand levels again. As a result of these factors, including higher expected demand, we expect our domestic casino and gaming sales to be higher in 2026 compared to 2025.

Our international casino and gaming sales were up 35% during the first quarter of 2026 compared to the first quarter of 2025, due to increased demand across multiple customers in both Europe and Australia. We expect our international sales to continue to be higher in 2026 compared to 2025.

TSG: Revenue generated by TSG includes sales of consumable products (POS receipt paper for non-FST legacy products), replacement parts and accessories, maintenance and repair services and shipping and handling charges. Sales in our worldwide TSG market for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025		$ Change	% Change
Domestic	$638	83.5%	$684	84.7%	$(46)	(6.7%)
International	126	16.5%	124	15.3%	2	1.6%
	$764	100.0%	$808	100.0%	$(44)	(5.4%)

The decrease in domestic revenue from TSG during the first quarter of 2026 as compared to the first quarter of 2025 was due largely to lower sales of replacement parts, as well as lower legacy consumables sales and service revenue.

We expect TSG sales to be somewhat lower in 2026 compared to 2025 as we ceased selling all our remaining legacy consumable products at the end of 2025.

Index
Gross Profit. Gross profit information for the three months ended March 31, 2026 and 2025 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales - 2025
$7,253	$6,359	14.1%	50.3%	48.7%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses (including tariffs), cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! products and royalty payments to third parties, including to the former third-party licensor of our food service technology software products (during 2025).  In the first quarter of 2026, gross profit increased $894 thousand, or 14%, and gross margin increased 160 basis points to 50% due primarily to a 10% increase in overall sales, including a 24% increase in sales in our casino and gaming market which carry higher average margins than our other markets.  This was partially offset by increased overhead costs and general inflation.

We expect gross margin for 2026 to be in the mid-to high-40% range.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the three months ended March 31, 2026 and 2025 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales - 2025
$1,380	$1,635	(15.6%)	9.6%	12.5%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those payments to the former third-party licensor of our food service technology software products).  Engineering, design and product development expenses decreased $255 thousand, or 16%, for the first quarter of 2026 compared to the first quarter of 2025 due largely to the capitalization of certain internal labor costs associated with development activities related to the 2025 acquisition from Avery Dennison Corporation of a perpetual license to a copy of the source code for the BOHA! software. TransAct is capitalizing certain internal and external labor related to this project.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the three months ended March 31, 2026 and 2025 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales - 2025
$2,197	$2,085	5.4%	15.2%	16.0%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce, other promotional marketing expenses and outsourced go-to-market consulting services.  Selling and marketing expenses increased $112 thousand, or 5%, in the first quarter of 2026 compared to the first quarter of 2025 due to higher costs related to programs to further improve the Company’s go-to-market strategy, including the hire of additional sales, marketing and sales support staff, as well as higher sales commissions due to increased sales in 2026 compared to 2025.

Index
Operating Expenses - General and Administrative. General and administrative information for the three months ended March 31, 2026 and 2025 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales – 2025
$2,905	$2,654	9.5%	20.2%	20.3%

General and administrative expenses primarily include salaries, incentive and share-based compensation, and other payroll-related expenses for our Chief Executive Officer, Chief Financial Officer, accounting, human resources, corporate development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses increased $251 thousand, or 10%, during the first quarter of 2026 compared to the first quarter of 2025.  This increase was driven largely by increased share-based compensation expense due to the timing of awards, recruiting fees for the hire of additional sales and marketing staff, and other fees and taxes in the first quarter of 2026 compared to the same period in 2025.

Operating Income (Loss). Operating income (loss) for the three months ended March 31, 2026 and 2025 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales – 2026	Total Sales – 2025
$771	$(15)	NM*	5.3%	(0.1%)
* Not meaningful

Our operating income (loss) increased $786 thousand in the first quarter of 2026 compared to the first quarter of 2025 due largely to a $1.4 million, or 10% increase in sales and a resulting $894 thousand increase in gross profit combined with relatively flat operating expenses (operating expenses were up only $108 thousand, or 2% in the first quarter of 2026 compared to the first quarter of 2025).

Interest, net. We recorded net interest income of $66 thousand in the first quarter of 2026 compared to $22 thousand in the first quarter of 2025.  For both quarters, we were required to maintain outstanding borrowings of at least $3 million in principal amount on our Siena Credit Facility. We maintained a higher average level of invested cash during the first quarter of 2026 compared to the first quarter of 2025 which resulted in higher interest income in the 2026 period.

Other, net. Other, net primarily includes foreign exchange gains and losses by our UK subsidiary.  During the first quarter of 2026 we recognized $48 thousand of foreign exchange losses compared to $63 thousand of foreign exchange gains in the first quarter of 2025.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded an income tax expense in the first quarter of 2026 of $23 thousand at an effective tax rate of 2.9%, compared to income tax expense during the first quarter of 2025 of $51 thousand at an effective tax rate of 72.9%.  In the fourth quarter of 2024, the Company recorded a valuation allowance on the full value of its U.S. federal net deferred tax asset. The need for this valuation allowance has been assessed as of March 31, 2026 and management continues to believe this valuation allowance is appropriate. As such, we recorded no U.S. federal income tax expense during the first quarter of 2026 and the first quarter of 2025. The effective tax rate for the first quarter of 2026 was low due to tax expense only being recorded on income taxes associated with earnings in the United Kingdom and minimum required state income taxes in the United States. The effective tax rate for the first quarter of 2025 was unusually high due to (1) a near-breakeven level of pre-tax earnings of $70 thousand and (2) tax expense only included taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States.

Index
Liquidity and Capital Resources

Cash Flow
In the first three months of 2026, our cash and cash equivalents balance decreased $1.6 million, or 8%, from December 31, 2025. We ended the first quarter of 2026 with $18.8 million in cash and cash equivalents, of which $0.3 million was held by our UK subsidiary.

Operating activities:  The following significant factors affected our cash used in operating activities of $946 thousand for the first three months of 2026 as compared to cash used in operating activities of $161 thousand for the first three months of 2025:

During the first three months of 2026:
•	We reported net income of $766 thousand.
•	We recorded depreciation and amortization of $0.2 million and share-based compensation expense of $0.5 million.
•	Accounts receivable increased $2.7 million due largely to the increase in sales as discussed in our Results of Operations above.
•	Inventories decreased $1.2 million due to higher than expected casino and gaming demand.
•	Accrued liabilities and other liabilities decreased $1.7 million due largely to the payout of 2025 bonuses in the first quarter of 2026.

During the first three months of 2025:
•	We reported net income of $19 thousand.
•	We recorded depreciation and amortization of $0.2 million and share-based compensation expense of $0.3 million.
•	Accounts receivable increased $2.5 million due to the increase in sales as discussed in our Results of Operations above.
•	Inventories decreased $1.8 million as we were able to work down our elevated inventory levels on hand.

Investing activities:  Our capital expenditures were $80 thousand for the first three months of 2026 compared to $10 thousand for the first three months of 2025.  Expenditures for both periods were primarily for computer and networking equipment and new tooling equipment.  We also incurred $0.5 million in capitalized software development costs during the first three months of 2026 related to our purchase of a copy of the source code related to our BOHA! line of products.

Financing activities:  Financing activities used $69 thousand of cash during the first three months of 2026 compared to $50 thousand in cash used during the first three months of 2025.  These amounts relate to cash used to pay withholding taxes on stock issued from our stock compensation plans.

Resource Sufficiency
Over the past two years, we have been impacted by global supply chain issues, increased shipping and tariff costs, increased interest rates and inflationary pressures. After experiencing lingering effects of the COVID-19 pandemic through 2022, our operating results and operating cash flow improved significantly during 2023 due largely to certain competitors’ inability to supply products in both the POS automation and casino and gaming markets. In late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and during the years ended December 31, 2024 and 2025. Given the continued uncertainty related to the impact of external factors on the food service and casino industries, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash.

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, and borrowings available under our Siena Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures, fund the remaining payments for the source code purchase and capitalized software development costs related to our BOHA! software, and meet our liquidity requirements through at least the next twelve months. Notwithstanding this belief, the ultimate impact of current global economic pressures and uncertainty relating to tariffs, inflationary pressures and market instability is unknown.

Index
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

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through March 31, 2026.

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

As of March 31, 2026, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at an interest rate of 8.50%.  We had $2.8 million of net borrowing capacity available under the Siena Credit Facility at March 31, 2026.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of March 31, 2026, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

Item 1A.	RISK FACTORS
Information regarding risk factors appears under Part I, Item 1A, “Risk Factors,” of our 2025 Form 10-K.   There have been no material changes from the risk factors previously disclosed in our 2025 Form 10-K, other than as set forth below. The risk described below and those other risks included in our 2025 Form 10-K are the currently known risks facing our Company that management deems to be material to the Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

As of the date of this filing, there have been no material changes to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
a)	None
b)	None
c)
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined it Item 408(a) of Regulation S-K.

Index
Item 6.	EXHIBITS

3.1
Certificate of Incorporation of TransAct Technologies Incorporated (conformed copy) (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on August 18, 2022).

3.2
Amended and Restated By-Laws of TransAct Technologies Incorporated (as of February 25, 2026) (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2026).

10.1
Standard Multi-Tenant Office Lease – Net, by and between Constantino Noval Nevada 3, LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on February 13, 2026).

10.2
Amendment No. 6 to Lease Agreement between Bomax Holdings LLC and TransAct Technologies Incorporated, dated March 31, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on April 3, 2026).

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: May 13, 2026	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ Robert Campbell
Dated: May 13, 2026	Robert Campbell
Vice President and Controller
(Principal Accounting Officer)