Form 10-Q
period 2026-06-30
TRANSACT TECHNOLOGIES INC
filed 2026-08-14
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026
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

As of July 31, 2026 the number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, was 10,324,471.

TRANSACT TECHNOLOGIES INCORPORATED

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2026	December 31, 2025
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$19,387	$20,433
Accounts receivable, net of allowance for expected credit losses of $476 and $476	10,359	6,364
Inventories	9,094	10,858
Prepaid income taxes	424	399
Other current assets	1,298	754
Total current assets	40,562	38,808

Fixed assets, net of accumulated depreciation of $18,793 and $18,519	1,099	1,243
Right-of-use assets, net of accumulated amortization of $1,246 and $1,918	3,209	557
Goodwill	2,621	2,621
Intangible assets, net of accumulated amortization of $1,606 and $1,606	3,476	1,503
Other assets	55	37
	10,460	5,961
Total assets	$51,022	$44,769

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$3,000	$3,000
Accounts payable	5,034	3,539
Accrued liabilities	4,907	4,763
Lease liabilities	506	346
Deferred revenue	1,850	1,400
Total current liabilities	15,297	13,048

Deferred revenue, net of current portion	292	355
Lease liabilities, net of current portion	2,724	215
Other liabilities	34	35
	3,050	605
Total liabilities	18,347	13,653

Commitments and contingencies (see Notes 6 and 9)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 14,369,313 and 14,170,676 shares issued, respectively; 10,324,471 and 10,125,834 shares outstanding, respectively	142	141
Additional paid-in capital	60,697	59,824
Retained earnings	3,991	3,275
Accumulated other comprehensive loss, net of tax	(45)	(14)
Treasury stock, at cost (4,044,842 shares)	(32,110)	(32,110)
Total shareholders’ equity	32,675	31,116
Total liabilities and shareholders’ equity	$51,022	$44,769

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)

Net sales	$13,948	$13,798	$28,363	$26,851
Cost of sales	6,946	7,146	14,108	13,840
Gross profit	7,002	6,652	14,255	13,011

Operating expenses:
Engineering, design and product development	1,226	1,725	2,606	3,360
Selling and marketing	2,736	2,103	4,933	4,188
General and administrative	3,094	3,082	5,999	5,736
	7,056	6,910	13,538	13,284

Operating (loss) income	(54)	(258)	717	(273)
Interest and other income (expense):
Interest, net	59	40	125	62
Other, net	(25)	115	(73)	178
	34	155	52	240

(Loss) income before income taxes	(20)	(103)	769	(33)
Income tax expense	(30)	(40)	(53)	(91)
Net (loss) income	$(50)	$(143)	$716	$(124)

Net (loss) income per common share:
Basic	$0.00	$(0.01)	$0.07	$(0.01)
Diluted	$0.00	$(0.01)	$0.07	$(0.01)

Shares used in per-share calculation:
Basic	10,289	10,085	10,234	10,064
Diluted	10,289	10,085	10,311	10,064

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)

Net (loss) income	$(50)	$(143)	$716	$(124)
Foreign currency translation adjustment, net of tax	6	37	(31)	53
Comprehensive (loss) income	$(44)	$(106)	$685	$(71)

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$716	$(124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	966	773
Depreciation and amortization	296	344
Unrealized foreign currency transaction losses (gains)	69	(169)
Changes in operating assets and liabilities:
Accounts receivable	(4,018)	(1,237)
Inventories	1,730	3,360
Prepaid income taxes	(26)	(10)
Other current and long-term assets	(558)	174
Accounts payable	1,474	(646)
Accrued liabilities, deferred revenue and other liabilities	560	969
Net cash provided by operating activities	1,209	3,434

Cash flows from investing activities:
Capital expenditures	(137)	(29)
Capitalized software development costs	(1,973)	–
Net cash used in investing activities	(2,110)	(29)

Cash flows from financing activities:
Withholding taxes paid on stock issuances	(93)	(50)
Net cash used in financing activities	(93)	(50)

Effect of exchange rate changes on cash and cash equivalents	(52)	(3)

(Decrease) increase in cash and cash equivalents	(1,046)	3,352
Cash and cash equivalents, beginning of period	20,433	14,394
Cash and cash equivalents, end of period	$19,387	$17,746

Supplemental schedule of non-cash investing and financing activities:
Non-cash capital expenditure items	$35	$21
Right of use asset obtained in exchange for new operating lease liabilities	$3,029	$–

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Equity beginning balance	$32,288	$30,941	$31,116	$30,633

Common stock
Balance, beginning of period	142	141	141	141
Issuance of common stock on restricted stock units	–	–	1	–
Balance, end of period	142	141	142	141

Additional paid-in capital
Balance, beginning of period	60,266	58,414	59,824	58,141
Share-based compensation expense	455	450	966	773
Relinquishment of stock awards to pay for withholding taxes	(24)	–	(93)	(50)
Balance, end of period	60,697	58,864	60,697	58,864

Retained earnings
Balance, beginning of period	4,041	4,534	3,275	4,515
Net (loss) income	(50)	(143)	716	(124)
Balance, end of period	3,991	4,391	3,991	4,391

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(51)	(38)	(14)	(54)
Foreign currency translation adjustment, net of tax	6	37	(31)	53
Balance, end of period	(45)	(1)	(45)	(1)

Equity ending balance	$32,675	$31,285	$32,675	$31,285

Supplemental share information
Issuance of shares from stock awards	48	16	199	84
Relinquishment of stock awards to pay withholding taxes	24	4	44	15

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements. The Condensed Consolidated Financial Statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited, but in the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2025 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump, holding that the International Emergency Economic Powers Act (“IEEPA”) does not provide the executive branch with the authority to impose certain tariffs. This ruling invalidated certain tariffs previously paid by the Company on goods imported from Thailand. Following the Supreme Court’s ruling that IEEPA-based tariffs were unlawful, the Court of International Trade (CIT) ordered U.S. Customs and Border Protection (CBP) to provide a process for the refund of collected tariffs. The refund mechanism allows importers to file claims for duties paid on shipments through a declaration in the Consolidated Administration and Processing of Entries (“CAPE”) system, which was launched on April 20, 2026. In addition, subsequent to the U.S. Supreme Court’s decision invalidating certain tariffs imposed under the IEEPA, the presidential administration implemented a tariff surcharge under Section 122 of the Trade Act of 1974, establishing a minimum 10% duty on imports, subject to certain exemptions. The Company is continuing to monitor the impact of these additional tariffs but does not expect them to have a material adverse effect on its operations or financial condition.

Following the February 2026 U.S. Supreme Court ruling regarding IEEPA tariffs, the Company initiated a process of claiming refunds for approximately $572 thousand in previously paid duties. In line with our commitment to customer transparency, we intend to reimburse those specific customers in which tariff costs were previously passed, subject to applicable law and any further legal or regulatory developments. We expect to issue these reimbursements following our successful receipt of funds from U.S. Customs and Border Protection. The timing and ultimate amount of these payments remain subject to the federal CAPE portal processing timelines and final verification of eligible entries. As discussed below, certain portal reimbursements were received in July 2026, however the ultimate availability, timing and final amounts to be received from refunds remain uncertain.

Index
In July 2026, subsequent to the quarter ended June 30, 2026, but prior to the issuance of these financial statements, the Company received partial payment of $466 thousand in cash reimbursements from the government via the CAPE portal. The Company has evaluated the financial statement impacts for the quarterly period ended June 30, 2026, and recorded certain accounting adjustments. The Company recognized a receivable (included in other current assets) and a corresponding reduction in cost of goods sold of $572 thousand, representing the total estimated recovery of previously paid invalidated tariffs. In addition, in the quarter ended June 30, 2026, the Company recorded a liability of $1,070 thousand (included in accrued liabilities) and a reduction in sales of $1,007 thousand. This liability reflects the Company’s estimated obligation to reimburse customers for prior tariff surcharges in the period from April 2025 through February 2026, net of administrative and processing incidentals.

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

In addition, the presentation of the accompanying unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, share-based compensation, tariff refund estimates, and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates used.

2. Significant accounting policies

For a discussion of our significant accounting policies, see Note 2, Summary of significant accounting policies within Part II, Item 8. “Financial Statements and Supplementary Data” in the 2025 Form 10-K.  There have been no changes to our significant accounting policies since the 2025 Form 10-K.

Intangible assets:
The Company accounts for software development costs for products to be sold or marketed in accordance with Accounting Standards Codification (“ASC”) 985-20, Software - Costs of Software to Be Sold, Leased, or Marketed. Costs incurred to establish the technological feasibility of a software product are engineering, design and product development costs and are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding, and testing activities necessary to determine that a product can be produced to meet its design specifications. Capitalization of software costs begins upon the establishment of technological feasibility and ceases when the product is available for general release to customers. Capitalized software costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product, or the ratio of current gross revenues to total current and anticipated future gross revenues, whichever is greater. See additional discussion in Note 5.

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

Index
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

On January 1, 2026, the Company adopted ASU 2025-05, which provides a practical expedient for estimating expected credit losses. Under this standard, the Company elected the practical expedient that allows for the measurement of expected credit losses based on the assumption that current conditions will persist through the end of the contractual term of the financial assets. By electing this expedient, the Company is no longer required to develop or incorporate complex, forward-looking forecasts or revert to historical loss experience for the remaining life of the assets. The Company applied this transition to its accounts receivable assets on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements or opening retained earnings, as the current economic environment at the time of adoption was consistent with the historical loss experience and existing trends previously utilized in our Current Expected Credit Losses (CECL) models.

Other new accounting pronouncements issued, but not effective until after June 30, 2026, did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue

We account for revenue in accordance with ASC Topic 606: Revenue from Contracts with Customers.

Disaggregation of revenue

The following tables disaggregate our revenue by market type, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	June 30,
	2026			2025
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$4,917	$255	$5,172	$4,354	$407	$4,761
POS automation	619	–	619	585	5	590
Casino and gaming	5,358	1,960	7,318	5,959	1,670	7,629
Transact Services Group	638	201	839	584	234	818
Total net sales	$11,532	$2,416	$13,948	$11,482	$2,316	$13,798

	Six Months Ended
	June 30,
	2026			2025
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$9,293	$571	$9,864	$8,976	$693	$9,669
POS automation	1,239	–	1,239	1,203	5	1,208
Casino and gaming	11,140	4,517	15,657	10,781	3,567	14,348
TransAct Services Group	1,276	327	1,603	1,268	358	1,626
Total net sales	$22,948	$5,415	$28,363	$22,228	$4,623	$26,851

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications and is recognized as revenue as (or when) we perform under the contract.  For the six months ended June 30, 2026, we recognized revenue of $0.9 million related to our contract liabilities at December 31, 2025. Total net contract liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Unbilled receivables, current	$10	$31
Unbilled receivables, net of current portion	–	1
Customer pre-payments	(88)	(26)
Deferred revenue, current	(1,850)	(1,400)
Deferred revenue, net of current portion	(292)	(355)
Total net contract liabilities	$(2,220)	$(1,749)

Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of June 30, 2026, the aggregate amount of transaction prices allocated to remaining performance obligations was $6.0 million.  The Company expects to recognize revenue of $5.7 million of its remaining performance obligations within the next 12 months following June 30, 2026, $0.2 million within the next 24 months following June 30, 2026 and the balance of these remaining performance obligations recognized within the next 36 months following June 30, 2026.

4. Inventories

The components of inventories were:

	June 30, 2026	December 31, 2025
	(In thousands)

Raw materials and purchased component parts	$3,775	$4,797
Finished goods	5,319	6,061
	$9,094	$10,858

Index
5. Intangible assets, net

During the six months ended June 30, 2026, the Company capitalized $2.0 million of software development costs that were incurred subsequent to achieving technological feasibility but prior to commercialization. Amortization using the straight-line method will commence on July 1, 2026 which is the completion and release of the software to customers and will be over an estimated useful life of seven years.

Identifiable intangible assets are recorded in Intangible assets, net in the accompanying Consolidated Balance Sheets and are comprised of the following:

	June 30, 2026		December 31, 2025
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$5,067	$(1,591)	$3,094	$(1,591)
Patents	15	(15)	15	(15)
Total	$5,082	$(1,606)	$3,109	$(1,606)

Amortization expense was zero in both fiscal 2025 and in the first six months of 2026.

6. Borrowings

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

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through June 30, 2026.

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

As of June 30, 2026, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at an interest rate of 8.50%. We had $2.8 million of net borrowing capacity available under the Siena Credit Facility at June 30, 2026.

7. Segment reporting

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

The following table provides the operating financial results of our segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenues	$13,948	$13,798	$28,363	$26,851

Cost of materials sold	5,559	5,203	10,691	10,167
Compensation costs	5,105	5,486	10,066	10,323
Professional services	847	879	1,662	1,851
Occupancy costs	299	368	685	732
Marketing expenses	477	232	640	476
IT expenses	348	319	693	648
Severance expenses	–	1	42	8
Depreciation and amortization	138	171	296	344
Other segment expenses (1)	1,229	1,397	2,871	2,575
	14,002	14,056	27,646	27,124
Operating (loss) income	(54)	(258)	717	(273)

Interest income	139	126	284	233
Interest expense	(80)	(86)	(159)	(171)
Other, net	(25)	115	(73)	178
Income tax expense	(30)	(40)	(53)	(91)
Net (loss) income	$(50)	$(143)	$716	$(124)

(1)	Other segment expenses included in segment net income primarily include other cost of goods sold, other administrative costs and engineering costs.

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2026	2025	2026	2025
	(In thousands)
Net (loss) income	$(50)	$(143)	$716	$(124)
Interest income, net	(59)	(40)	(125)	(62)
Income tax expense (benefit)	30	40	53	91
Depreciation and amortization	138	171	296	344
EBITDA	59	28	940	249

Share-based compensation	455	450	966	773

Adjusted EBITDA	$514	$478	$1,906	$1,022

Index
8. Earnings per share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net (loss) income	$(50)	$(143)	$716	$(124)

Shares:
Basic: Weighted average common shares outstanding	10,289	10,085	10,234	10,064
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	–	77	–
Diluted: Weighted average common and common equivalent shares outstanding	10,289	10,085	10,311	10,064

Net (loss) income per common share:
Basic	$0.00	$(0.01)	$0.07	$(0.01)
Diluted	$0.00	$(0.01)	$0.07	$(0.01)

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

There were 0.8 million and 1.8 million of anti-dilutive stock awards excluded from the computation of earnings per share for the quarters ended June 30, 2026 and 2025, respectively. There were 1.0 million and 1.7 million of anti-dilutive stock awards excluded from the computation of earnings per diluted share for the six months ended June 30, 2026 and 2025, respectively.

9. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain equipment under operating leases and we have no financing leases. Our leases are included in “Right-of-use-assets” and “Lease liabilities” in our Condensed Consolidated Balance Sheets.  Our leases have various lease terms, some of which include options to extend. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.

On March 31, 2026, we amended our lease agreement for our facility in Ithaca, New York and entered into a new lease for facility in Las Vegas, Nevada. The Ithaca amendment extended the expiration of the lease from May 31, 2026 to September 30, 2031 and the new lease for our facility in Las Vegas expires on June 30, 2031. These leases resulted in a $3.0 million increase in our right of use assets and lease liabilities in the first quarter of 2026.

Operating lease expense for the six months ended June 30, 2026 and 2025 was $441 thousand and $518 thousand, respectively, and is reported within “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.

Index
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended,
	June 30,
	2026	2025
Operating cash outflows from leases	$422	$526

The following summarizes additional information related to our leases as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	5.1	2.3
Weighted average discount rate	8.5%	9.1%

The maturity of the Company’s operating lease liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
2026	$388	$376
2027	764	82
2028	778	82
2029	813	82
Thereafter	1,260	–
Total undiscounted lease payments	4,003	622
Less imputed interest	773	61
Total lease liabilities	$3,230	$561

10. Income taxes

We recorded income tax expense in the first six months of 2026 of $53 thousand compared to income tax expense in the first six months of 2025 of $91 thousand. In the fourth quarter of 2024, the Company recorded a valuation allowance on the full value of its U.S. federal net deferred tax asset. The need for this valuation allowance has been assessed as of June 30, 2026 and management continues to believe that the negative evidence, as further discussed below, continues to support our valuation allowance. As such, we recorded no U.S. federal income tax expense during the first six months of 2026 and the first six months of 2025. Tax expense is only being recorded on income taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States.

As of June 30, 2026 and December 31, 2025, we had $8.5 million and $8.7 million, respectively, of valuation allowance against our net deferred income tax assets in multiple global tax jurisdictions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. Federal net operating losses can be carried forward indefinitely, but these indefinite-lived NOLs are generally limited to offsetting 80% of taxable income in any given year. The Federal R&D credit carryforwards typically have a 20-year carryforward period.

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

11. Shareholders’ Equity

On April 28, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 million of the outstanding common stock of the Company. Under this program, the Company may repurchase shares from time to time in the open market, through negotiated transactions, or by other means in accordance with applicable securities laws. The repurchase program was effective on May 12, 2026 and has a term of one year. The repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or discontinued at any time. The repurchase program is funded using the Company’s existing cash balance and cash generated from operations.  No shares were repurchased by the Company during the three months ended June 30, 2026.

12. Subsequent events

We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals. During 2025, the U.S. government announced a variety of trade-related actions, including the imposition of tariffs on imports from several countries, including Thailand. On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump, holding that IEEPA does not provide the executive branch with the authority to impose certain tariffs. This ruling invalidated certain tariffs previously paid by the Company on goods imported from Thailand. Within hours of that ruling, the White House issued Proclamation 11012, utilizing Section 122 of the Trade Act of 1974 to bypass the court decision and immediately instituted a temporary 10% global import surcharge. U.S. Customs and Border Protection (CBP) officially began collecting the new 10% surcharge on February 24, 2026. Because Section 122 authority strictly limits emergency balance-of-payments surcharges to 150 days, this specific 10% global tariff met its statutory expiration date on July 24, 2026.

Also, following the Supreme Court’s ruling that IEEPA-based tariffs were unlawful, the Court of International Trade (CIT) ordered the CBP to provide a process for the refund of collected tariffs. The refund mechanism allows importers to file claims for duties paid on shipments through a declaration in the CAPE system, which was launched on April 20, 2026. See Note 1 Basis of presentation.

As stated, on July 24, 2026, the temporary 10% global import surcharge previously levied by the U.S. administration expired. Concurrently, effective July 24, 2026, the U.S. government implemented a new 12.5% import tariff under Section 301 on various goods imported from Thailand and dozens of other trading partners, following an administration-led supply chain investigation. Because these Section 301 trade policy adjustments occurred subsequent to the close of the reporting period on June 30, 2026, there is no impact on the condensed consolidated financial statements for the quarter then ended. The Company is currently evaluating the long-term quantitative impact of these revised tariff rates on its future cost of goods sold, gross margins, and inventory valuation, but expects that it will increase the landed cost of unexempt products imported from Thailand in future periods.

In the second quarter of 2026, the Company submitted tariff refund claims through the CAPE portal totaling approximately $572 thousand. In July 2026, subsequent to the end of the reporting period but prior to the issuance of these financial statements, the Company received most of this refund claim from the CAPE portal. The tariff claim has been recognized as of June 30, 2026 as a Type I subsequent event under ASC Topic 855: Subsequent Events, resulting in a receivable and a credit to Cost of Goods Sold for the quarter ended June 30, 2026 in the amount of $572 thousand. The Company has communicated to certain customers that it intends to pass through tariff refunds if and when the cash is successfully received from the government portal. In addition, in the quarter ended June 30, 2026, the Company recorded a liability of $1,070 thousand (included in accrued liabilities) and a reduction in sales of $1,007 thousand. This liability reflects the Company’s estimated obligation to reimburse customers for prior tariff surcharges billed from April 2025 to February 2026, net of administrative and processing incidentals.

On August 10, 2026, management engaged BofA Securities as its financial advisor, given their expertise within the casino and gaming market and their long-standing relationship with TransAct. This followed a request by the Company’s Board of Directors to initiate a formal strategic review of the casino and gaming business. The Company believes that exploring potential options within casino and gaming, given the current strength within this market, is in the best interests of stockholders as they look to maximize value. While the review is focused on the casino and gaming business, the Board of Directors intends to evaluate a broader range of strategic alternatives to the extent the Board of Directors determines that doing so may further enhance stockholder value. The Company has not set a timetable for the review, and there can be no assurance that the review will result in any transaction or other strategic outcome.

The Company has evaluated all other events or transactions that occurred up to the date the Condensed Consolidated Financial Statements were issued.  Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “plan,” “predict,” “design” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

Important factors and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•	the adverse effects of current economic conditions, including inflation and changes in interest rates, on our business, operations, financial condition, results of operations and capital resources;
•	our ability to achieve the anticipated benefits of our acquisition of a licensed copy of the source code for the BOHA! software;
•	our continued reliance on third parties to host and support our food service technology (“FST”) offerings;
•	difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions;
•	our dependence on a single contract manufacturer for the assembly of a large portion of our products in Asia;
•
the imposition of additional duties, tariffs, quotas, taxes, trade barriers, capital flow restrictions and other charges on imports and exports by the United States or the governments of the countries in which we or our manufacturers and suppliers operate including the potential for new or reinstated trade measures, in addition to the 10% tariff surcharge already implemented under Section 122 of the Trade Act of 1974 and the 12.5% import tariff under Section 301 of the Trade Act of 1974,  following the U.S. Supreme Court’s decision to invalidate certain previously imposed tariffs;

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

•	increased product costs or reduced customer demand for our products in the United States or abroad, including as a result of trade wars, tariffs or other trade actions;
•	our ability to successfully develop new products that garner customer acceptance and generate sales, both domestically and internationally, in the face of substantial competition;
•	any system outages, interruptions or other disruptions to our software applications, including as a result of unexpected errors or mistakes in connection with over-the-air updates;
•	our ability to successfully grow our business in the FST market;
•	renewal rates for our subscription-based products;
•	risks associated with the pursuit of strategic initiatives, including the strategic review of the Company’s casino and gaming business and business growth;
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

Overview
TransAct is a leading provider of SaaS software and integrated hardware solutions for high-growth markets including food service technology, point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL®, and Ithaca® brand names.  We also have a line of products for the food service technology market, the BOHA! hardware solutions and companion branded suite of cloud-based applications. The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment: the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and the provision of related services, supplies and spare parts.  The Company’s chief operating decision maker, consisting of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, utilize a consolidated approach to assess the performance of, and allocate resources to, the business.  Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.

Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this Report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

Recent Developments
Current Business and Economic Trends
Global macroeconomic conditions have impacted, and continue to impact, aspects of the Company’s operations and overall financial performance during the six months ended June 30, 2026 and 2025. These macroeconomic conditions include, among others, changing levels of demand in the casino and gaming market, supply chain constraints, geopolitical conflicts, inflationary pressures, high interest rates, and changes in global trade policies including higher tariffs in the U.S. and other countries. These macroeconomic trends could continue to impact our business, including potential impacts to overall financial performance during the remainder of 2026. We currently do not expect any significant impact to our capital and financial resources from these macroeconomic conditions, including to our overall liquidity position based on our available cash and cash equivalents and our access to credit facilities.

Tariffs

We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals. During 2025, the U.S. government announced a variety of trade-related actions, including the imposition of tariffs on imports from several countries, including Thailand. On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump, holding that the International Emergency Economic Powers Act (“IEEPA”) does not provide the executive branch with the authority to impose certain tariffs. This ruling invalidated certain tariffs previously paid by the Company on goods imported from Thailand. Within hours of that ruling, the White House issued Proclamation 11012, utilizing Section 122 of the Trade Act of 1974 to bypass the court decision and immediately instituted a temporary 10% global import surcharge. U.S. Customs and Border Protection (CBP) officially began collecting the new 10% surcharge on February 24, 2026. Because Section 122 authority strictly limits emergency balance-of-payments surcharges to 150 days, this specific 10% global tariff met its statutory expiration date on July 24, 2026. Effective July 24, 2026, the U.S. government implemented a new 12.5% import tariff under Section 301 on various goods imported from Thailand and dozens of other trading partners, following an administration-led supply chain investigation.

These tariffs impact certain goods that are assembled and imported into the U.S. from our manufacturer in Thailand.  The majority of raw components used in the manufacturing and assembly of our printers and terminals are sourced locally in Thailand, and to a lesser extent, from other countries in the region, including China. As a result, we currently have a limited ability to mitigate the potential impact of tariffs on goods sold into the U.S. through alternative sourcing or manufacturing. We currently mitigate tariffs by raising prices to customers, but there can be no assurance that we will be able to pass on all tariff costs to customers via price increases. The Company continues to monitor and evaluate the ongoing impact of these tariffs but does not expect them to have a material adverse effect on its operations or financial condition.

Following the February 2026 U.S. Supreme Court ruling regarding IEEPA tariffs, the Company has initiated a process to claim refunds of approximately $0.6 million in previously paid duties. In line with its commitment to customer transparency, the Company also intends to reimburse certain customers for tariff costs previously passed through via pricing adjustments, subject to applicable law and any further legal or regulatory developments. The Company expects to issue these reimbursements following successful receipt of funds from U.S. Customs and Border Protection. The timing and ultimate amount of these payments remain subject to the federal Consolidated Administration and Processing of Entries (“CAPE”) portal processing timelines and final verification of eligible entries. In July 2026, subsequent to the quarter ended June 30, 2026, but prior to the issuance of these financial statements, the Company received partial payment of $0.5 million in cash reimbursements from the government via the CAPE portal. The ultimate availability, timing and final total amount to be received from refunds remains uncertain.

The continued effects of global tariffs may potentially increase the likelihood of a recession, create a significant reduction in consumer confidence and customer demand, increase inflation or impact credit markets and interest rates.  Any of these resulting effects could materially and adversely affect our business, financial condition and results of operations. For information regarding the risks related to our manufacturer in Thailand and global economic conditions, please see Part I, Item 1A, “Risk Factors,” of the 2025 Form 10-K.

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

Results of Operations: Three months ended June 30, 2026 compared to three months ended June 30, 2025

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
FST	$5,172	37.1%	$4,761	34.5%	$411	8.6%
POS automation	619	4.4%	590	4.3%	29	4.9%
Casino and gaming	7,318	52.5%	7,629	55.3%	(311)	(4.1%)
TSG	839	6.0%	818	5.9%	21	2.6%
	$13,948	100.0%	$13,798	100.0%	$150	1.1%

International *	$2,416	17.3%	$2,316	16.8%	$100	4.3%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the second quarter of 2026 increased $0.2 million, or 1%, compared to the second quarter of 2025. The Company recorded a reduction in second quarter 2026 domestic casino and gaming sales of $1.0 million related to expected customer refunds as discussed earlier. Printer, terminal and other hardware unit sales volume increased 6% to approximately 27,800 units, due primarily to a 6% unit sales volume increase in the casino and gaming market, partially offset by a 7% unit sales volume decrease in FST hardware (FST has a smaller base). Unit sales volume changes in TSG and POS automation were not material. For more information about the sales volume changes described above, please refer to the results of operations for each of our markets discussed further below.  The average selling price of our printers, terminals and other hardware, excluding the impact of the aforementioned $1.0 million sales adjustment, was up 2% in the second quarter of 2026 compared to the second quarter of 2025.  FST software, labels and other recurring revenue increased $0.4 million, or 14%, in the second quarter of 2026 compared to the second quarter of 2025 due to increased software and label sales.

International sales for the second quarter of 2026 increased $100 thousand, or 4%, from the same period in 2025 due primarily to increased sales in our casino and gaming market.

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

Sales of our worldwide FST products for the three months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
Domestic	$4,917	95.1%	$4,354	91.5%	$563	12.9%
International	255	4.9%	407	8.5%	(152)	(37.3%)
	$5,172	100.0%	$4,761	100.0%	$411	8.6%

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
Hardware	$1,814	35.1%	$1,802	37.8%	$12	0.7%
Software, labels and other recurring revenue	3,358	64.9%	2,959	62.2%	399	13.5%
	$5,172	100.0%	$4,761	100.0%	$411	8.6%

The increase in FST sales in the second quarter of 2026 compared to the second quarter of 2025 of $0.4 million, or 9%, was driven by an increase in both software and label sales. Hardware sales were relatively flat in the second quarter of 2026 compared to the second quarter of 2025. FST software, labels and other recurring revenue increased 14% in the second quarter of 2026 compared to the second quarter of 2025 due largely to stronger software sales (up 47%) and label sales (up 6%).  The increase in software sales was driven by price increases.

We expect FST revenue to be higher in 2026 than in 2025 for the remainder of the year as we continue to focus on growing our installed base of terminals and the related recurring revenue (including the sale of software, BOHA! labels, and other recurring revenue).

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

Sales of our POS automation products for the three months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
Domestic	$619	100.0%	$585	99.2%	$34	5.8%
International	–	0.0%	5	0.8%	(5)	(100.0%)
	$619	100.0%	$590	100.0%	$29	4.9%

POS sales were consistent in the second quarter of 2026 compared to the second quarter of 2025. We believe sales have normalized at a lower level due to competitive pressures that have resulted in a decreased level of sales and a reduction in average selling prices in 2025 compared to prior periods. We expect POS automation sales for the remainder of 2026 to be comparable to our sales in 2025.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks, charitable gaming establishments and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution, and is currently sold both directly and through certain casino system providers on a subscription basis. EPICENTRAL enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. Sales of our worldwide casino and gaming products for the three months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
Domestic	$5,358	73.2%	$5,959	78.1%	$(601)	(10.1%)
International	1,960	26.8%	1,670	21.9%	290	17.4%
	$7,318	100.0%	$7,629	100.0%	$(311)	(4.1%)

Domestic sales of our casino and gaming products for the second quarter of 2026 decreased by $0.6 million, or 10% compared to the second quarter of 2025. The Company recorded a reduction in second quarter 2026 domestic casino and gaming sales of $1.0 million related to expected customer refunds as discussed earlier. Absent this adjustment, casino and gaming sales in the second quarter of 2026 would have been $8.3 million, or up $0.7 million and 9% from the second quarter of 2025. Sales during the first quarter of 2025 started to recover from a significant 2024 slowdown in order and shipment rates as our customers worked through their excess inventory that had accumulated as a hedge during the worldwide supply chain crisis in 2022 and 2023.  Sales in the second quarter of 2026 strengthened as our major casino and gaming customers had sold through their on-hand inventory and began to order at more historical demand levels again. As a result of these factors, including higher expected demand, we expect our domestic casino and gaming sales to be higher in 2026 compared to 2025.

Our international casino and gaming sales were up $0.3 million or 17% during the second quarter of 2026 compared to the second quarter of 2025, due to increased demand across multiple customers in both Europe and Australia. We expect our international sales to continue to be higher in 2026 compared to 2025.

TSG: Revenue generated by TSG includes sales of consumable products (POS receipt paper for non-FST legacy products), replacement parts and accessories, maintenance and repair services and shipping and handling charges. Sales in our worldwide TSG market for the three months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
Domestic	$638	76.0%	$584	71.4%	$54	9.2%
International	201	24.0%	234	28.6%	(33)	(14.1%)
	$839	100.0%	$818	100.0%	$21	2.6%

The increase in domestic revenue from TSG during the second quarter of 2026, as compared to the second quarter of 2025, was due largely to higher repair orders and higher shipping charges. The decrease in international revenue from TSG during the second quarter of 2026, as compared to the second quarter of 2025, was due to lower sales of spares and accessories.

We expect TSG sales to remain lower in 2026 compared to 2025 as we ceased selling all our remaining legacy consumable products at the end of 2025.

Gross Profit. Gross profit information for the three months ended June 30, 2026 and 2025 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales - 2025
$7,002	$6,652	5.3%	50.2%	48.2%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses (including tariffs), cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! products and royalty payments to third parties, including to the former third-party licensor of our FST software products (during 2025).  In the second quarter of 2026, gross profit increased $0.4 million, or 5%, and gross margin increased 200 basis points to 50% due in part to increased sales of FST recurring revenue (software, labels and other recurring revenue) which carry higher average margins than our other product offerings.

We expect gross margin for 2026 to be in the mid-to high-40% range.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the three months ended June 30, 2026 and 2025 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales - 2025
$1,226	$1,725	(28.9%)	8.8%	12.5%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those payments to the former third-party licensor of our FST software products).  Engineering, design and product development expenses decreased $0.5 million, or 29%, for the second quarter of 2026 compared to the second quarter of 2025 due largely to a reduction in external consulting fees and lower bonus expense. Also, management capitalized certain internal labor costs associated with development activities related to the 2025 acquisition from Avery Dennison Corporation of a perpetual license to a copy of the source code for the BOHA! software. TransAct is capitalizing certain internal and external labor costs related to this project (see Note 2).

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the three months ended June 30, 2026 and 2025 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales - 2025
$2,736	$2,103	30.1%	19.6%	15.2%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce, other promotional marketing expenses and outsourced go-to-market consulting services.  Selling and marketing expenses increased $0.6 million, or 30%, in the second quarter of 2026 compared to the second quarter of 2025 due to higher costs related to programs to further improve the Company’s go-to-market strategy, including the hire of additional sales, marketing and sales support staff.

Operating Expenses - General and Administrative. General and administrative information for the three months ended June 30, 2026 and 2025 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales – 2025
$3,094	$3,082	0.4%	22.2%	22.3%

General and administrative expenses primarily include salaries, incentive and share-based compensation, and other payroll-related expenses for our Chief Executive Officer, Chief Financial Officer, accounting, human resources, corporate development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses increased $12 thousand, or 0.4%, during the second quarter of 2026 compared to the second quarter of 2025.  Executive separation and associated legal expenses were partially offset by lower bonus and incentive compensation expense.

Operating Loss. Operating loss for the three months ended June 30, 2026 and 2025 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales – 2026	Total Sales – 2025
$(54)	$(258)	79.1%	(0.4%)	(1.9%)

Our operating loss decreased $0.2 million in the second quarter of 2026 compared to the second quarter of 2025 due largely to the improvement of gross margin of $0.4 million discussed above, partially offset by the $146 thousand of increased operating expenses discussed above.

Interest, net. We recorded net interest income of $59 thousand in the second quarter of 2026 compared to $40 thousand in the second quarter of 2025.  For both quarters, we were required to maintain outstanding borrowings of at least $3.0 million in principal amount on our Siena Credit Facility. We maintained a higher average level of invested cash during the second quarter of 2026 compared to the second quarter of 2025 which resulted in higher interest income in the 2026 period.

Other, net. Other, net primarily includes foreign exchange gains and losses by our UK subsidiary.  During the second quarter of 2026 we recognized $25 thousand of foreign exchange losses compared to $115 thousand of foreign exchange gains in the second quarter of 2025.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded an income tax expense in the second quarter of 2026 of $30 thousand compared to income tax expense during the second quarter of 2025 of $40 thousand. In the fourth quarter of 2024, the Company recorded a valuation allowance on the full value of its U.S. federal net deferred tax asset. The need for this valuation allowance has been reassessed as of June 30, 2026 and management continues to believe this valuation allowance is appropriate. As such, we recorded no U.S. federal income tax expense during the second quarter of 2026 and the second quarter of 2025. Our tax expense for both periods only includes taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States.

Results of Operations: Six months ended June 30, 2026 compared to six months ended June 30, 2025

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
FST	$9,864	34.8%	$9,669	36.0%	$195	2.0%
POS automation	1,239	4.4%	1,208	4.5%	31	2.6%
Casino and gaming	15,657	55.1%	14,348	53.4%	1,309	9.1%
TSG	1,603	5.7%	1,626	6.1%	(23)	(1.4%)
	$28,363	100.0%	$26,851	100.0%	$1,512	5.6%

International *	$5,415	19.1%	$4,623	17.2%	$792	17.1%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the first six months of 2026 increased $1.5 million, or 6%, compared to the first six months of 2025.  As noted, the Company recorded a reduction in 2026 domestic casino and gaming sales of $1.0 million in the second quarter of 2026 related to expected customer refunds. Printer, terminal and other hardware unit sales volume increased 7% to approximately 54,700 units, due primarily to a 11% unit sales volume increase in the casino and gaming market, partially offset by a 23% unit sales volume decrease in FST hardware (FST has a smaller base). Unit sales volume changes in TSG and POS automation were not material. For more information about the sales volume changes described above, please refer to the results of operations for each of our markets discussed further below.  The average selling price of our printers, terminals and other hardware, excluding the impact of the aforementioned $1.0 million sales adjustment, was up 0.5% in the first six months of 2026 compared to the first six months of 2025.  FST software, labels and other recurring revenue increased $1.1 million, or 19%, in the first six months of 2026 compared to the first six months of 2025 due primarily to both increased software and label sales.

International sales for the first six months of 2026 increased $0.8 million, or 17%, from the same period in 2025 due primarily to increased sales in our casino and gaming market.

FST: For an in-depth discussion of our FST market dynamics and business overview, please refer the “Results of Operations: Three months ended June 30, 2026 compared to three months ended June 30, 2025” above.

Sales of our worldwide FST products for the six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
Domestic	$9,293	94.2%	$8,976	92.8%	$317	3.5%
International	571	5.8%	693	7.2%	(122)	(17.6%)
	$9,864	100.0%	$9,669	100.0%	$195	2.0%

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
Hardware	$3,158	32.0%	$4,054	41.9%	$(896)	(22.1%)
Software, labels and other recurring revenue	6,706	68.0%	5,615	58.1%	1,091	19.4%
	$9,864	100.0%	$9,669	100.0%	$195	2.0%

The increase in FST sales in the first six months of 2026 compared to the first six months of 2025 was driven by a $1.1 million increase in software, labels and other recurring revenue, partially offset by a $0.9 million decrease in hardware sales. Hardware sales were particularly strong in the first six months of 2025 due to replacement sales of our BOHA! Terminal 2 to a large convenience store (replacing our BOHA! Terminal 1) and a large international QSR (replacing our AccuDate 9700), as well as a new sushi customer, that did not repeat in the first six months of 2026. FST software, labels and other recurring revenue increased 19% in the first six months of 2026 compared to the prior year period due largely to stronger label sales (up $0.7 million due primarily to a large order by an existing customer) and stronger software sales (up $0.3 million or 35%). The increase in software sales was driven by price increases.

Although FST revenues were relatively flat in the first six months of 2026 compared to the first six months of 2025, we expect FST revenue to be higher in 2026 than in 2025 for the remainder of the year as we continue to focus on growing our installed base of terminals and the related recurring software revenue (including the sale software, BOHA! labels and other recurring revenue).

POS automation: For an in-depth discussion of our POS automation market dynamics and business overview, please refer the “Results of Operations: Three months ended June 30, 2026 compared to three months ended June 30, 2025” above.

Sales of our POS automation products for the six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
Domestic	$1,239	100.0%	$1,203	99.6%	$36	3.0%
International	–	0.0%	5	0.4%	(5)	(100.0%)
	$1,239	100.0%	$1,208	100.0%	$31	2.6%

POS sales increased $31 thousand or 3% in the first six months of 2026 compared to the first six months of 2025 . We believe sales have normalized to a lower level due to competitive pressures that resulted in a decreased level of sales and a reduction in average selling prices in 2025 compared to prior periods. We expect POS automation sales for the remainder of 2026 to be comparable to our sales in 2025.

Casino and gaming. For an in-depth discussion of our casino and gaming market dynamics and business overview, please refer the “Results of Operations: Three months ended June 30, 2026 compared to three months ended June 30, 2025” above.

Sales of our worldwide casino and gaming products for the six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
Domestic	$11,140	71.2%	$10,781	75.1%	$359	3.3%
International	4,517	28.8%	3,567	24.9%	950	26.6%
	$15,657	100.0%	$14,348	100.0%	$1,309	9.1%

Domestic sales of our casino and gaming products for the first six months of 2026 increased by $0.4 million, or 3% compared to the first six months of 2025. As noted, the Company recorded a reduction in 2026 domestic casino and gaming sales of $1.0 million in the second quarter of 2026 related to expected customer refunds. Absent this adjustment, casino and gaming sales in the first six months of 2026 would have been $16.7 million, or up $2.3 million and 16% from the first six months of 2025. Sales during the first quarter of 2025 started to recover from a significant 2024 slowdown in order and shipment rates as our customers worked through their excess inventory that had accumulated as a hedge during a worldwide supply chain crisis of 2022 and 2023.  Sales in the first six months of 2026 strengthened as our major casino and gaming customers had sold through their on-hand inventory and began to order at more historical demand levels again. As a result of these factors, including higher expected demand, we expect our domestic casino and gaming sales to be higher in 2026 compared to 2025.

Our international casino and gaming sales were up 27% during the first six months of 2026 compared to the first six months of 2025, due to increased demand across multiple customers in both Europe and Australia. We expect our international sales to continue to be higher in 2026 compared to 2025.

TSG: For an in-depth discussion of our TSG market dynamics and business overview, please refer the “Results of Operations: Three months ended June 30, 2026 compared to three months ended June 30, 2025” above.

Sales in our worldwide TSG market for the six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		$ Change	% Change
Domestic	$1,276	79.6%	$1,268	78.0%	$8	0.6%
International	327	20.4%	358	22.0%	(31)	(8.7%)
	$1,603	100.0%	$1,626	100.0%	$(23)	(1.4%)

Domestic revenue from TSG during the first six months of 2026 as compared to the first six months of 2025 was flat as increases in repairs and shipping were offset by lowers sales of spares. For the same periods, international sales were down $31 thousand due to lower sales of spares.

We expect TSG sales to be lower in 2026 compared to 2025 as we ceased selling all our remaining legacy consumable products at the end of 2025.

Gross Profit. Gross profit information for the six months ended June 30, 2026 and 2025 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales - 2025
$14,255	$13,011	9.6%	50.3%	48.5%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses (including tariffs), cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! products and royalty payments to third parties, including to the former third-party licensor of our FST software products (during 2025).  In the first six months of 2026, gross profit increased $1.2 million, or 10%, and gross margin increased 180 basis points to 50% due primarily to a 6% increase in overall sales, including a 9% increase in sales in our casino and gaming market, as well as increased sales of FST recurring revenue (software, labels and other recurring revenue) which both carry higher average margins than our other product offerings.  This was partially offset by increased overhead costs and general inflation.

We expect gross margin for 2026 to be in the mid-to high-40% range.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the six months ended June 30, 2026 and 2025 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales - 2025
$2,606	$3,360	(22.4%)	9.2%	12.5%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those payments to the former third-party licensor of our FST software products).  Engineering, design and product development expenses decreased $0.8 million, or 22%, for the first six months of 2026 compared to the first six months of 2025 due largely to a reduction in external consulting fees, lower bonus expense and the capitalization of certain internal labor costs associated with development activities related to the 2025 acquisition from Avery Dennison Corporation of a perpetual license to a copy of the source code for the BOHA! software. TransAct is capitalizing certain internal and external labor costs related to this project.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the six months ended June 30, 2026 and 2025 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales - 2025
$4,933	$4,188	17.8%	17.4%	15.6%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce, other promotional marketing expenses and outsourced go-to-market consulting services.  Selling and marketing expenses increased $0.7 million, or 18%, in the six months ended June 30, 2026 compared to the first six months of 2025 due to higher costs related to programs to further improve the Company’s go-to-market strategy, including the hire of additional sales, marketing and sales support staff.

Operating Expenses - General and Administrative. General and administrative information for the six months ended June 30, 2026 and 2025 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2026	2025	Change	Total Sales - 2026	Total Sales – 2025
$5,999	$5,736	4.6%	21.2%	21.4%

General and administrative expenses primarily include salaries, incentive and share-based compensation, and other payroll-related expenses for our Chief Executive Officer, Chief Financial Officer, accounting, human resources, corporate development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses increased $0.3 million, or 5%, during the first six months of 2026 compared to the first six months of 2025. Higher executive separation and stock compensation expenses were partially offset by lower bonus and salary expenses.

Operating Income (Loss). Operating income (loss) for the six months ended June 30, 2026 and 2025 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent		Percent of	Percent of
2026	2025	Change		Total Sales – 2026	Total Sales – 2025
$717	$(273)	NM	*	2.5%	(1.0%)
* Not meaningful

Our operating income (loss) improved by $1.0 million in the first six months of 2026 compared to the first six months of 2025 due largely to a $1.5 million, or 6% increase in sales and a resulting $1.2 million increase in gross profit, combined with relatively flat operating expenses (operating expenses increased only $0.3 million, or 2%, in the first six months of 2026, compared to the first six months of 2025).

Interest, net. We recorded net interest income of $125 thousand in the first six months of 2026 compared to $62 thousand in the first six months of 2025.  For both periods, we were required to maintain outstanding borrowings of at least $3.0 million in principal amount on our Siena Credit Facility. We maintained a higher average level of invested cash during the first six months of 2026 compared to the first six months of 2025, which resulted in higher interest income in the 2026 period.

Other, net. Other, net primarily includes foreign exchange gains and losses by our UK subsidiary.  During the first six months of 2026 we recognized $73 thousand of foreign exchange losses compared to $178 thousand of foreign exchange gains in the first six months of 2025.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded an income tax expense in the first six months of 2026 of $53 thousand compared to income tax expense during the first six months of 2025 of $91 thousand. In the fourth quarter of 2024, the Company recorded a valuation allowance on the full value of its U.S. federal net deferred tax asset. The need for this valuation allowance has been assessed as of June 30, 2026 and management continues to believe this valuation allowance is appropriate. As such, we recorded no U.S. federal income tax expense during the first six months of 2026 and the first six months of 2025. Our tax expense for both periods only include taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States.

Liquidity and Capital Resources

Cash Flow
In the first six months of 2026, our cash and cash equivalents balance decreased $1.0 million, or 5%, from December 31, 2025. We ended the second quarter of 2026 with $19.4 million in cash and cash equivalents, of which $0.3 million was held by our UK subsidiary.

Operating activities:  The following significant factors affected our cash provided by operating activities of $1.2 million for the first six months of 2026 as compared to cash provided by operating activities of $3.4 million for the first six months of 2025:

During the first six months of 2026:
•	We reported net income of $716 thousand.
•	We recorded depreciation and amortization of $0.3 million and share-based compensation expense of $1.0 million.
•	Accounts receivable increased $4.0 million due largely to the timing of payments from large customers at June 30, 2026.
•	Inventories decreased $1.7 million due to casino and gaming demand and a focus on inventory management.
•	Account payable increased $1.5 million due to the timing of cash payments and overseas purchases of inventory.

During the first six months of 2025:
•	We reported a net loss of $124 thousand.
•	We recorded depreciation and amortization of $0.3 million and share-based compensation expense of $0.8 million.
•	Accounts receivable increased $1.2 million due to the increase in sales as discussed in our Results of Operations above.
•	Inventories decreased $3.4 million as we worked down our elevated inventory levels on hand, in part due to increased sales.
•	Accounts payable decreased $0.6 million consistent with our decrease in inventory.
•	Accrued liabilities and other liabilities increased $1.0 million due largely to higher accruals for incentive compensation as discussed in our Results of Operations above.

Investing activities:  Our capital expenditures were $137 thousand for the first six months of 2026 compared to $29 thousand for the first six months of 2025.  Expenditures for both periods were primarily for computer and networking equipment and new tooling equipment.  We also paid $2.0 million in capitalized software development costs during the first six months of 2026 related to our purchase of a copy of the source code related to our BOHA! line of products.

Financing activities:  Financing activities used $93 thousand of cash during the first six months of 2026 compared to $50 thousand in cash used during the first six months of 2025.  These amounts relate to cash used to pay withholding taxes on stock issued from our stock compensation plans.

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

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through June 30, 2026.

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

As of June 30, 2026, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at an interest rate of 8.50%.  We had $2.8 million of net borrowing capacity available under the Siena Credit Facility at June 30, 2026.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of June 30, 2026, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

Item 1A.	RISK FACTORS
Information regarding risk factors appears under Part I, Item 1A, “Risk Factors,” of the 2025 Form 10-K.   There have been no material changes from the risk factors previously disclosed in the 2025 Form 10-K. The risks identified in the 2025 Form 10-K are the currently known risks facing our Company that management deems to be material to the Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 28, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $3.0 million of the outstanding common stock of the Company (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase shares from time to time in the open market, through privately negotiated transactions, or by other means in accordance with applicable securities laws. The Repurchase Program was effective on May 12, 2026 and has a term of one year. The Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or discontinued at any time.

No shares were repurchased by the Company during the three months ended June 30, 2026.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
a)	None
b)	None
c)
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined it Item 408(a) of Regulation S-K.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Troy W. Ingianni
Dated: August 14, 2026	Troy W. Ingianni
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer,
and on behalf of the Registrant as a duly authorized officer)